Form 10-K
period 1995-06-30
CUSA TECHNOLOGIES INC
filed 1995-10-16
CIK 818073

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDEDJUNE 30, 1995
                                             ---------------


                                       OR

[    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM                TO
                                   ---------------    -----------
                      COMMISSION FILE NUMBER 33-15370
                                             ------------


                            CUSA TECHNOLOGIES, INC.
                            -----------------------

                 (Name of small business issuer in its charter)

                 NEVADA                           87-0439511
----------------------------------------     --------------------

     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

986 WEST ATHERTON DRIVE, SALT LAKE CITY, UTAH               84123
---------------------------------------------          ----------

(Address of principal executive offices)               (Zip Code)

Issuer's telephone number       (801) 263-1840
                         ----------------------------------------


Securities registered under section 12(b) of the Exchange Act:

        Title of each class     Name of each exchange on which registered
               None                          None
     -------------------------  ------------------------------


Securities registered under section 12(g) of the Exchange Act:

                 COMMON STOCK, PAR VALUE $0.001
-----------------------------------------------------------------

                                                          (Title of class)
     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesx Noo

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

     As of October 12, 1995, there were 8,584,516 shares of the Issuer's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $12,654,024 computed at the closing bid for the Issuer's common stock of $6.00 as of October 12, 1995.

DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933. The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). NONE.

     Transitional Small Business Disclosure Format (check one):  Yes o  No x

                           Page 1 of     consecutively numbered pages,
                            including exhibits pages     through    .

                               TABLE OF CONTENTS
Item Number and Caption                                      Page
-----------------------                                      ----



PART I
------


1.   Description of Business..................................  3

2.   Description of Property.................................. 14

3.   Legal Proceedings........................................ 15

4.   Submission of Matters to a Vote of Security Holders...... 15


PART II
-------


5.   Market for Common Equity and Related Stockholder Matters. 16

6.   Management's Discussion and Analysis or Plan of Operation 17

7.   Financial Statements..................................... 20

8.   Changes in and Disagreements With Accountants on
     Accounting and Financial Disclosure...................... 20
PART III
--------


9.   Directors, Executive Officers, Promoters and Control
     Persons; Compliance With Section 16(a)
     of the Exchange Act...................................... 21

10.  Executive Compensation................................... 25

11.  Security Ownership of Certain Beneficial Owners and
     Management............................................... 29

12.  Certain Relationships and Related Transactions........... 32


PART IV
-------


13.  Exhibits and Reports on Form 8-K......................... 34

                                     PART I

                        ITEM 1.  DESCRIPTION OF BUSINESS


GENERAL

CUSA Technologies, Inc., incorporated in the State on Nevada on October 27, 1986 ("CTI" or the "Company"), is a full service provider of integrated computer systems, including hardware, software, installation, training, software support and hardware maintenance, to the financial industry (primarily credit unions), the healthcare industry and the equipment and supplies rental industry. Through the completion of nine acquisitions since June 22, 1994, the Company has combined strong development expertise, proven products, and the software industry's latest technologies, with an experienced sales and marketing team and accomplished leadership, to market and support CTI's product lines to a committed base of current CTI customers, and a promising market of potential future CTI customers.

CTI entered the software market in June of 1994 through a series of acquisitions. Prior to its entry into the software market, CTI was engaged in the surgical center business. (See "ITEM 1. DESCRIPTION OF BUSINESS: Surgery Center Business.") The acquired companies have been active in the software industry for an average of approximately 15 years. Unless the context otherwise requires, the "Company" or "CTI" refers to CUSA Technologies, Inc., its operating entities and its subsidiaries.

BACKGROUND

Over the past two decades, the rapid advancement of software development and hardware technologies has had a substantial impact on the data management capacity of business organizations. As computer processor speed increased, application development cycles shortened, and system prices decreased, it became increasingly vital for businesses to utilize computer-automated processes to achieve cost efficiencies. Cutting costs through the automation of data processing is only one reason for the shift toward computerization. In many industries, the increasing flow of information and the governmental and industrial regulations governing the storage and transfer of information, have necessitated the automation of certain functions.

The software applications which have been developed to help organizations become more efficient can be divided into two broad categories: those applications which streamline processes of nearly all organizations ("horizontal applications"), such as word processors and spreadsheets, and those applications which are written specifically for a particular industry ("vertical applications"), such as CTI's AMOS physician practice management system. CTI develops applications for, and provides system integration services to, several vertical markets.

Beginning in the 1970s and into the late 1980s, many proprietary software
applications were developed for vertical markets.   A proprietary [or "legacy"]
application is an application that is developed for a specific type or brand of hardware and is not compatible with other hardware platforms. As the industry moved toward open systems solutions, vertical software application developers were faced with the challenge of porting their "legacy" software to faster, less expensive, open systems platforms. Some vendors developed "emulators" of their legacy systems to allow their software to operate on modern open-ended systems. As price competition increased, these proprietary applications, including those with emulators, became increasingly expensive to develop, install, upgrade and support.

In the 1990s, advances in hardware, networking, database technology, fourth generation programming languages and operating systems have fundamentally changed the business of programming and marketing software designed for vertical markets. With the advent of programming tools and fourth generation languages, the cost to create, install, and support vertical applications has declined and applications have become "portable" across hardware platforms. Additionally, new client/server technology has allowed the user to take advantage of the power
and flexibility of a network environment.   Because of the nature of most
proprietary applications, they are unable to take advantage of the cost savings of modern development technologies, and are unable to operate in a client/server environment.

As these technological advancements have become more widely used and less expensive, resultant increases in efficiency have allowed organizations to decrease personnel and other costs associated with data administration with minimal effects on production capacity. One of the largest obstacles facing an organization seeking to automate through the application of today's computer technologies, is the complexity associated with the selection, installation and maintenance of system technology. This general lack of intra-organizational computer expertise requires a customer-centered "turnkey" (complete, hardware, software, networking, installation, training and support) approach to vertical software sales and development.

Keeping pace with these changes, CTI is committed to helping its customers become more efficient through the application of the latest technologies. CTI utilizes fourth generation languages, graphical user interfaces, relational database structure, and open architecture to provide its customers with portable, open products, and cost effective update programming, installation, training and support.

BUSINESS STRATEGY

CTI employs an aggressive strategy for internal and external growth. Internal growth plans center in the Company's commitment to apply the most advanced technologies available to meet the information management demands of the expanding healthcare, financial services and equipment rental vertical markets.
 Advanced technology, experienced sales and marketing staff and versatile products are core components of this strategy.

Many of CTI's current products emphasize open architecture portability and utilize the computer industry's most advanced technologies, including fourth generation language development environment, relational database management system (RDBMS), graphical user interface (GUI), structured query language (SQL), and open database connectivity (ODBC). The application of these technologies significantly enhances CTI's competitiveness in its current markets by expanding the ability of CTI's products to interface and integrate with third party products and data, reducing the costs of ongoing maintenance, increasing processing speed and data management capabilities, and adding full client/server compatibility. Additionally, such advanced technologies have allowed CTI to attract programming talent, shorten development cycles, and improve productivity in training, installation and support.

CTI has an experienced sales force of 80 sales people marketing software to the healthcare, credit union, and equipment rental businesses. Of CTI's nine acquisitions, five had a significant distribution organization. CTI has combined the selling expertise of the former distributors into a focused team. This experienced sales team, coupled with CTI's high technology products, provide a basis for CTI's objective to increase revenues at 20-25% over the course of the next fiscal year.

ACQUISITIONS

In addition to its focus on internal growth through technologically advanced product offerings and aggressive sales and marketing, CTI plans to continue to increase shareholder value by external growth through synergistic acquisitions.
  In a concerted effort to bring together talent, products and resources, CTI completed nine computer-related acquisitions since June 22, 1995. (See Note B to the Company's Financial Statements, included herein.) As summarized below, through these acquisitions, CTI successfully completed its external growth objectives; to consolidate the management and sales capabilities and support operations of all major distributors of its credit union systems; to build a sales team, customer base and product suite to address the healthcare vertical market; and to move its developmental environment to the open systems fourth generation language world. CTI plans to grow at a controlled pace through the acquisition of entities having products and a client base that fit into the Company's current product strategies and strong financial synergies with solid potential for future growth.

In June of 1994, the Company acquired the credit union sales, marketing, installation and support business of the Boston, Massachusetts-based VERSYSS, Inc., which distributed the Company's CUSA Credit Union System in most of the Eastern United States. In July of 1994, the Company completed the acquisition of 100% of the stock of CUSA, Inc., the developer of the CUSA Credit Union System and related peripherals and services. In September of 1994, the Company acquired RK & DR Concepts, Inc. dba VERSYSS Data Systems ("VDS"), a California distributor of credit union, healthcare and rental equipment systems (mostly the CUSA System, MENDS ICF and the Rental Center System), including software, hardware, installation, software support and training.

In 1995, the Company also acquired Benchmark Computer Systems, Inc., of Omaha, Nebraska (January 1995), Benchmark Systems of VA, Inc. (June 30, 1995), and Benchmark Computer Systems, Inc., of Wisconsin (July 18, 1995). Each of these companies was a distributor of credit union and healthcare software (primarily the CUSA System, Reliance, MENDS ICF and AMOS), including software, hardware, installation, support and training, in certain geographical territories of the United States.

In addition to the sales force, executive leadership, and client base obtained through the acquisitions discussed above, CTI completed three acquisitions during the fiscal year which focused on the expansion of CTI's product lines and development technologies. In November of 1994, the Company acquired Outside Force, Inc., the Texas-based developer of the Reliance Credit Union System. At the time of acquisition, Outside Force, Inc., had installed and was supporting approximately 30 customers using the Reliance System. In February of 1995, the Company acquired Computer Ease, the developer of the Rental Center System for which the Company previously had exclusive distribution rights. In May of 1995, the Company acquired Medical Computer Management, Inc. ("MCMI"), a developer and distributor of the AMOS physician practice management system, headquartered in Omaha, Nebraska, and its 90% owned subsidiary, Healthcare Business Solutions of Arizona, Inc.

On September 29, 1995 CTI exchanged 75,000 shares of its restricted common stock for the equity of Preferred Health Systems, Inc., a Nevada Corporation based in Phoenix, Arizona ("PHS"). PHS is the owner and developer of a fourth generation language-based software solution for managed care organizations known as MCARE.
 (See "Products" and Healthcare Management Software," below for further discussion of the MCARE product.) In conjunction with the acquisition agreement, CTI signed employment agreements with each of the three principles of PHS, Marc McCabe, Steve Jones and Joseph Hughes, who will assist CTI in marketing its products to managed care organizations, and integrating the MCARE product into CTI's integrated healthcare solutions. PHS had no sales in the year ended June 30, 1995 and the book value of total assets and liabilities is not significant to CTI's consolidated financial statements. Management believes that the 75,000 shares represents the fair value of the software acquired in this transaction.

Additionally, in November of 1994, pursuant to the terms of an agreement in principle entered into prior to CTI's entrance into the software industry in June of 1994, CTI acquired the Sierra Center for Foot Surgery (the "Sierra Center"). This surgery center acquisition was entered into in accordance with a prior agreement, and CTI has decided not to pursue further acquisitions of surgery centers. (See "ITEM 1. DESCRIPTION OF BUSINESS: Surgery Center Business.")

PRODUCTS

------

HEALTHCARE MANAGEMENT SOFTWARE

CTI's integrated healthcare solutions are designed for today's healthcare paradigm. CTI provides all the software necessary for an Integrated Delivery System (IDS) in a managed care environment. The suite of products include the Automated Medical Office System (AMOS) and the VERSYSS Incorporated owned MENDS ICF, both comprehensive physician practice management systems, the CAREPOINT for Clinics pen-based medical records system, the newly-acquired MCARE managed care solution for independent physician associations and independent provider organizations, a healthcare focused integrated financial system, and the Alpha II procedure and diagnosis coding tool. In addition to its integrated healthcare software, CTI offers many peripheral services, including complete service bureau operations, statement processing, electronic claims processing, digital dictation systems, and disaster recovery services.

CTI's healthcare products and client base have been built through an acquisition strategy focused on creating a complete suite of products developed in state of the art languages running on relational database engines. In September of 1994, with the acquisition of VDS, CTI gained national distribution rights to the CAREPOINT for Clinics product. On August 9, 1995, CTI renegotiated the license agreement with the owners of CAREPOINT for Clinics to provide for the worldwide license of CAREPOINT for Clinics through a combination of cash, stock, and future royalties. In May of 1995, with the purchase of Medical Computer Management, Inc., the Company obtained ownership of the AMOS patient billing system written in Progress Software Corporation's fourth generation language.
On September 29, 1995, CTI purchased PHS, the owner and developer of MCARE, a product for managed care organizations. During this same period of time, CTI purchased several companies with total medical software customers of over 1,000, including approximately 200 users of AMOS and 800 users of the MENDS ICF system.
 The pricing of these products, including hardware, software, and installation, typically ranges from $15,000 to $200,000, with an average price of approximately $50,000.

CTI is considering the purchase of other software products related to the healthcare profession to strengthen its current offerings and to enter into new segments of the healthcare information systems market.

FINANCIAL SERVICES

CTI's current financial services product offerings focus on the credit union portion of the financial services industry. CTI's business plan includes future application of their systems integration, development and sales expertise to the banking segment of the financial services industry by acquiring or developing an integrated banking software system similar to its current credit union offering.
 CTI feels that expansion into the banking industry will increase its potential for internal revenue growth and customer base expansion.

CTI's current credit union management solutions consist of the fourth-generation-language RelianceTM Software and the CUSA SystemTM. The CUSA System Software and the Reliance Software are sold as part of fully integrated systems, including hardware, applications software, operating systems, installation, training, post-installation hardware maintenance, and software training and support. Post installation hardware maintenance and software support contracts provide annual recurring revenues of approximately 15% of the sales price of the system, depending on the size and complexity of the system.

Additionally, through its operating subsidiary, CTI Resource Group, Inc. (the "Resource Group"), CTI provides services to credit unions to assist them in their governmental reporting, credit bureau inquiries, microfiche storage, statement processing, disaster recovery, and custom form printing.

CTI's credit union management systems are installed in approximately 10% of America's credit unions, representing a customer base of over 1,200. Reliance is currently installed in approximately 30 credit unions. It was developed from inception in Progress, a fourth generation language system, and utilizes the latest open systems technologies of the software industry. This fourth-generation development environment allows for rapid product fixes and shortened development cycles for new features and functionality. In addition, it allows for flexibility in modification, implementation and hardware platform choices. Reliance is designed for use in large-to-medium-sized credit unions. Its functions include: online teller transactions, online teller services, travelers checks, safe deposit boxes, vault teller, loan processing, online loan application, complete online or hard copy "what if" calculations for payment, interest and amortization, 360/365 day interest calculation, options online credit bureau interface, detailed loan tracking, share draft processing, application integration into general ledger, member CDs, member IRAs, credit union customized member statements, easy sort functions for bulk mailings of statements, unlimited electronic payroll distribution and processing, inventory tracking of all fixed assets, comprehensive report system, credit union-defined security features, back office automation, electronic mail system for staff, complete "to do" list for any user, infinite calendar with Easy-Date feature, voice information processing, distributed branch processing, ATM interface software, mortgage loans, collections, staff tracking, accounts payable disbursements, complete tracking of credit union investments, touchscreen teller, fax interface, word processing capabilities, optical disk, signature verification, report warehousing, document storage and retrieval, automated clearinghouse transmission processing, and report creation for custom reports.

The CUSA System has been refined through 17 years of tailoring its functions to meet the needs and suggestions of its wide user base. The system is a fully integrated, yet modular approach, so that the proper combination of products can be supplied to meet the specific requirements of each credit union in a cost-effective configuration. The product design utilizes a flexible and powerful combination of menus, windows and user-defined access keys which allow fast and easy movement throughout the system. This allows a user to temporarily leave a process or transaction to access other functions and information, and then quickly return to the original record or task. On-screen prompts, "help" functions, and pop up windows, make the system user friendly. The features of the system include: online teller transactions, loan processing, online loan application, charged-off loan tracking, variable interest rate loans, student loan system, delinquency tracking, collateral tracking, mortgage lending, 360/365 day interest calculation options, share draft processing, certificate management, IRA processing, club accounts, safe deposit box control, travelers check management, electronic payroll processing, ATM processing, credit card processing, audio response, optical disk records management, customized report writer, job queing system, bank reconciliation, full branch accounting, shared branching/service center, asset/liability management, bill payer system, credit bureau inquiry, credit bureau reporting, laser statement processing, government reporting, call reporting and automated clearinghouse transmission processing.

Both credit union systems are marketed as a complete package including hardware, software, installation, and post-installation training and support. The Company's credit union software offerings run on a variety of computers, ranging from personal computers to the IBM RS 6000. System prices typically range from $30,000 to $100,000 depending on the size and sophistication of the system. During the past two years, the collective businesses acquired by the Company have installed approximately 200 new and upgraded CUSA Credit Union Systems. In addition, since its incorporation in 1991, Outside Force has installed approximately 30 Reliance systems, including 15 since its acquisition by the Company in November of 1994, with an average sales price of approximately $250,000 per system.

Complementary to its core management product offerings and services, CTI offers peripheral products, such as Automated Touch Screen Kiosk machines; credit/debit cards; CUSAPLAN Plus, a PC based financial analysis and reporting package for credit unions; CUSA Talk II, a PC based audio response account inquiry system; an Automated Clearinghouse Debit/Credit Processing Module for automated funds transfer; CUSANet Batch & CUSANet Online, modules which allow credit union members to participate in established ATM networks; CUSACard, an in-house credit card system which interfaces with the credit unions' Visa processor; CUSAPay, an online payroll module; and Credit Bureau Inquiry, a software package which allows credit unions to pull credit reports on their members from any of the major credit reporting institutions.



CTI RESOURCE GROUP

The Company, through the Resource Group provides services to credit unions to assist them in their governmental reporting, credit bureau inquiries, microfiche storage, statement processing, disaster recovery, and custom form printing. The Resource Group's disaster recovery system is tested and certified annually and includes a complete hot site backup facility, disaster planning assistance, data retention services and microfiche document storage and retrieval. CTI prints over 12 million laser statements and processes 14 million pieces of mail annually, including government-required 1099 printing and processing in the first quarter of each calendar year. In August of 1995, CTI's Resources Group acquired a new microfiche machine which allows CTI to download data directly from a client's system and produce copies on microfiche for archival purposes.

EQUIPMENT RENTAL PRODUCT

With the February, 1995, acquisition of Computer Ease, the Company obtained ownership and control over its equipment rental product known as the Computer Ease Rental Center System. Formerly marketed by VDS (acquired by the Company in September of 1994) under an exclusive distributorship license with Computer Ease, the system controls the scheduling and billing for rental companies and has been particularly popular with retail equipment rental businesses. The price for the system typically ranges from $10,000 to $40,000. The Company currently has an installed base of 418 systems. The Company has 14 employees who provide sales and technical support to our rental customers.

SALES AND MARKETING

Products for each vertical segment are marketed through experienced nationwide sales teams according to carefully-planned product marketing strategies. CTI divides its sales teams by geographic area and by the size of the sale. CTI's medical products are marketed by a 34 member sales team, including a strategic accounts sales team of 6 experienced salespersons, who handle larger sales. Credit Union products are marketed by a sales team of 20, 4 of whom are concentrated on larger sales of CTI's Reliance system. The Rental Center System is marketed nationwide by a staff of five salespersons. Product upgrades and migrations are conducted according to carefully researched strategies developed by CTI's six-member product marketing team. CTI's ten-member corporate marketing department provides collateral support, such as product specification sheets and brochures, and advertising.

PROGRAMMING

CTI's programming department consists of 58 full-time employees divided into core product development, documentation, quality assurance, operating systems, custom programming and affiliated products divisions. In the past three months, Company executives have implemented programs which are designed to increase communication between marketing and development, to streamline the organization of the programming department and to provide incentives to CTI's programmers to increase their programming skills. Programming teams for each product are organized into small, relatively autonomous groups with defined project deadlines and objectives. The Company's product marketing department works closely with programming in deciding the features to be included in product updates.



In order to meet its customers' ever-changing requirements and to expand its product base, the Company must continue to enhance its existing products and develop new products. Expenditures for research and product development, before capitalization of computer software development costs, were approximately $2,634,000 (8.1% of total revenues) in the fiscal year ended June 30, 1995. In addition to the above costs, the Company capitalized a total of approximately $993,000 representing software acquired through acquisitions in fiscal 1995.

SUPPORT

Once a system is installed, the Company provides ongoing software support pursuant to annual support contracts for a fee equal to approximately 15% of the total cost of the software. CTI's support department maintains offices in 13 cities across the United States, thus providing a local support presence. Through a sophisticated frame relay call tracking system, support calls are logged at a central location and dispatched to the appropriate service representatives in CTI's offices across the country. Support call tracking reports, which detail the number of calls per customer, per system function and per support representative, provide useful data to management, sales and programming. The Company currently has support contracts with 90% of its clients, representing recurring annual revenue of approximately $8,000,000.

GOVERNMENT REPORTING

Although CTI's software business is not directly subject to material industry or governmental regulation, CTI's customers in both the financial services and healthcare industries are subject to extensive governmental and industrial regulations. CTI's software is designed to help our customers conform to governmental and industrial standards of reporting and data collection. From time to time, regulation of our client or businesses necessitates the development and release of upgrades which are specifically constructed to meet the specifications of a new government regulation. Generally, CTI charges its customers a fee for the purchase and installation of such compliance upgrades.

COMPETITION IN SOFTWARE PRODUCTS

The market for selling data processing services to medical facilities, financial institutions and the other businesses serviced by the Company is highly competitive. The Company's competitors include internal data processing departments, affiliates of large banks and hospitals, and independent service firms, as well as direct competitors such as Medic, Inc., Physician Computer Network, Inc., FiServ, Inc., Medicus, Inc., and Electronic Data Systems, Inc. Some of these companies possess greater financial and managerial resources than those of the Company.

The competitive factors for the Company's software services include product technology, product features and functionality, flexibility and compatibility with other products, continuity of product enhancement, ease of installation and use, reliability and quality of technical support, documentation and training, the experience and financial stability of the vendor, and price. While the Company believes that it has competed effectively to date, competition in the industry is likely to intensify as current competitors expand their product lines and new companies enter the market. To remain successful in the future, the Company must respond promptly and effectively to the challenges of technological change, evolving standards, and its competitors' innovations, by continually enhancing its own product and support offerings, as well as its marketing programs.

SURGERY CENTER BUSINESS

Though not central to the Company's core business of selling information systems technology, the Company's surgery center business is profitable and helps the Company's healthcare management software keep pace with the dynamic healthcare market. Altogether, the surgery center business represents less than 1% of the Company's total assets, and 2% of the Company's total revenues. The Company has decided not to pursue further acquisitions in the surgery center business.

At June 30, 1993, the Company was a small publicly-held company searching for business opportunities. On December 14, 1993, the Company combined with Mountain Surgical Centers, Inc. ("Mountain Surgical"). Mountain Surgical owned and operated the Ford Surgery Center and had letters of intent to acquire three additional in-office surgery centers, including the Sierra Surgery Center. The Company simultaneously completed a placement of its securities for aggregate gross proceeds of $500,000. Control of the Company changed in connection with these transactions, and the former officers and directors of Mountain Surgical became officers and directors of the Company. Richard N. Beckstrand became the majority owner of the Company and its chief executive officer. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

Pursuant to the terms of the merger, the director and the shareholders of the Company approved the consolidation of the issued and outstanding common stock of the Company on the basis of 84.2125-to-1, resulting in a reduction of the issued and outstanding stock to approximately 385,934 shares of common stock. The Company then issued 1,589,030 shares of common stock to the former shareholders of Mountain Surgical on the basis of one share of stock for each share of Mountain Surgical formerly issued and outstanding. In its equity placement, the Company issued 500,000 shares of common stock, and options to acquire an additional 1,000,000 shares of common stock at an option exercise price ranging from $1.50 to $3.00 per share, to two individual investors for a total purchase price of $500,000.

From December 14, 1993, to June 22, 1994, the Ford Center for Foot Surgery was the Company's main operating entity. On June 22, 1994, the Company acquired CUSA, Inc., and announced its entry into the software industry.

The Company owns the Ford Center for Foot Surgery, located in Reno, Nevada (the "Ford Center") and the Sierra Surgery Center, located in Carson City, Nevada (the "Sierra Center") (collectively "the Surgery Centers). The Ford Center is located adjacent to the general office of L. Bruce Ford, D.P.M., for the practice of podiatry, and consists of 860 square feet of leased space. The Sierra Center consists of 1,000 square feet of leased space, contiguous with the
general offices of Dr. Kim Bean, D.P.M. and Dr. Thomas McMeckin, D.P.M..   The
Surgery Centers are built to stringent Medicare specifications and are equipped with up-to-date surgical equipment, including laser surgery. Access to the Surgery Centers is shared with the general practices of Drs. Ford, Bean and McMeckin.

The Company acquired the Sierra Center effective November 1, 1994, fulfilling its obligations pursuant to an agreement in principle which pre-dates CTI's entrance into the software business (pre-June 1994), in exchange for 415,000 shares of its common stock. The agreement called for the shares to be issued into escrow, to be distributed to the former owners of the Sierra Center upon the attaining of certain quarterly profit requirements. As of the quarter ended September 30, 1995, the Sierra Center had met the requirements for the release of the 415,000 shares from escrow. The Sierra Center had total net revenues of approximately $115,000 for the eight months ended June 30, 1995, and total assets of $123,000 at June 30, 1995, and has three full time employees.

The affiliated doctors perform surgical procedures in the Surgery Centers for foot problems that include bunions, hammer toes, neuromas (pinched nerves), and heel spurs. Patients are billed separately for the professional services of the physician performing the surgery and for the use of the surgical facilities.
The Surgery Centers are reimbursed only for the facility fee. The Ford Center was licensed by Medicare in September, 1992, and has been in operation since approximately February, 1991. The Sierra Center has been in operation since April of 1994 and was licensed by Medicare in May of 1994.

The Ford Center has an agreement with the professional corporation of L. Bruce Ford, D.P.M., a director and principal shareholder of the Company whereby his professional corporation provides professional services, manages the surgery center, pays all the expenses, supervises all employees, some of whom are shared with his general practice, and pays for supplies necessary for the successful operation of the Ford Center. The parties allocate the salaries of nursing and other staff, the cost of insurance, supplies, utilities, and similar items. The Company's share of those costs ranges from 20-33% of the total costs incurred. Rent for space and equipment, legal and accounting, and outside professional fees are borne separately by the parties. The Company has a similar arrangement for professional services, management, expenses, and staffing for the Sierra Center with the corporations of Dr. Kim Bean, D.P.M. and Dr. Thomas McMeckin, D.P.M.

The Company's surgery center business is subject to a number of risks, including adverse regulatory changes or regulatory non-compliance and the highly-competitive market for surgery services.

COPYRIGHTS, TRADEMARKS, PATENTS AND LICENSES

In accordance with industry practice, the Company relies upon a combination of contract provisions and copyright, trademark and trade secret laws to protect its proprietary rights in its products. The Company distributes its products under software license agreements which grant customers a perpetual, non-exclusive license to use the Company's products, and which contain terms and conditions prohibiting the unauthorized reproduction or transfer of the Company's products. In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

The Company seeks to protect the source code of its products as a trade secret and as an unpublished copyright work. The Company does not believe that patent laws are a significant source of protection for the Company's software products.
 Where possible, the Company seeks to obtain protection of its names and logos through trademark registration and other similar procedures.

The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within the industry, than are the various avenues of legal protection for its technology. In addition, the Company believes that the nature of its customers, the importance of the Company's products to them, and their need for continuing product support reduce the risk of unauthorized reproduction.

EMPLOYEES

As of September 30, 1995, the Company had 412 employees, including 80 in sales and marketing, 62 in installation, training, and production, 112 in customer support, 61 in product development, and 80 in administration. The Company believes that its ability to attract and retain qualified employees is an important factor in its growth and development, and that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees. To date, the Company has been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct its business successfully. None of the Company's employees is represented by a labor union.
 The Company has experienced no work stoppages and believes its relations with employees are good.

One of CTI's core values is to make every employee an owner/stockholder. In fiscal 1995, CTI distributed 255,995 shares of CTI common stock and granted 1,538,800 options to employees and management to purchase CTI common stock through stock purchase and stock option plans.

During the 1995 fiscal year, 125 CTI employees invested $368,301 to purchase 254,635 shares of CTI common stock through CTI's 1994 Employee Stock Purchase Plan. Most shares were purchased for $1.70 (85% of the $2.00 market value on the date of the inception of the plan), with the Company contributing one third of the price toward the purchase of the employees' first 1,000 shares under the plan.

Pursuant to the 1993 and 1995 Employee Stock Option Plans, the Company distributed a total of 480,000 incentive options to its employees at prices from $1.30 to $3.00 during the 1995 fiscal year. Approximately three-fourths of the options distributed to employees provide for a 5 year, straight line vesting period.

Of the options distributed, 395,700 were coupled with stock appreciation rights
(SARs). The coupling effectively allows the holder to choose between exercising the option by tendering cash to exercise the option, or exercising the SAR. If the SAR is elected, the Company has the option to (a) pay the employee an amount of cash equal to the current price of the shares being exercised less the exercise price, or (b) issue to the employee common shares to the Company with a total market value equal to the current price of the shares being exercised less the exercise price. The Company believes that it is not likely that the holders of tandem options/SARs will choose to exercise the stock appreciation rights. As an incentive to encourage exercise the option, the Company's board of directors has passed resolutions stating that no cash will be distributed in conjunction with the exercise of SARs, that tandem option/SAR shares which are exercised as options will include special registration rights, and that employees will not be given future options unless they have committed, in writing, to choose to exercise the option instead of the SAR.

In order to further increase employee incentive through ownership, the board of directors, upon recommendation of the board's stock option committee, has authorized the issuance of 300,000 options under the 1995 Employee Stock Option Plan of which 58,500 had been granted as of October 12, 1995, and 500,000 non-statutory options to be issued to management employees, with an exercise price equal to the fair market value of the underlying stock on the date of grant based on merit and current share ownership. The board of directors resolution authorizing the issuance of the non-statutory options directs management to distribute the options to meritorious management employees who did not obtain ownership in the Company through the sale of their business to CTI. Following the distribution of the non-statutory options, each of the 10 members of CTI's senior management team will have at least 50,000 shares or options to purchase common stock. (See "ITEM 10. EXECUTIVE COMPENSATION: Stock Option and Purchase Plans.")

The Company is not subject to any union or collective bargaining agreement.

                        ITEM 2.  DESCRIPTION OF PROPERTY
The Company maintains core offices in Salt Lake City, Utah; San Francisco (Hayward), California; Boston, Massachusetts, and Richmond, Virginia. CTI's core offices each have over 20 employees and at least one member of CTI's Senior Management. Additional CTI locations include: Phoenix, Arizona; San Diego, Novato, Torrance, and Ventura, California; New Haven, Connecticut; Tampa, Florida; Kansas City, Kansas; Chicago, Illinois; Flint, Michigan; Minneapolis, Minnesota; Omaha, Nebraska; Syracuse, New York; Portland, Oregon; Arlington, Texas; and Milwaukee, Wisconsin.

The Company's home office is located in Salt Lake City, Utah, where it leases approximately 32,885 square feet from an entity controlled by a related party. The monthly rent under the terms of this lease is currently $24,383 (subject to escalators), and the primary term expires February 1, 2005. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

The Company rents its other facilities from third parties under the terms of
leases expiring through April, 2000.   The Company believes that its existing
facilities are adequate to meet its current and anticipated requirements.

The Company acquired four professional office buildings located in Sparks, Nevada, in June, 1994. The property is located on approximately three acres of land and has an aggregate of 30,880 sq. ft. of rental space. The property has 19 tenants, one of which is the Ford Center, owned by the Company.

Most of the tenants in the Company's professional office buildings are medical professionals who rent between 500 and 2,000 sq. ft. of space. The initial lease terms expire from 1996 through the year 2005 and generally contain a rent escalation clause of approximately 2% to 5% per year. The total annual rent receivable under the existing leases, including the rent from the Ford Center, is approximately $450,000. Since June 30, 1995, CTI has put the office buildings on the market in anticipation that the capital represented by the buildings can be better utilized by the Company in the financing and expansion of its core business of providing integrated computer systems.

The Company owns office equipment, including sophisticated computer systems, in amounts which management believes are appropriate and which are located at the Company's offices.



                           ITEM 3.  LEGAL PROCEEDINGS
The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management and legal counsel, such matters will not have a material effect on the financial position of the Company.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held an annual meeting of its shareholders on April 6, 1995, to approve the 1995 Employee Stock Option Plan and to elect Richard N. Beckstrand and L. James Jensen, Jr., to new terms as members of the board of directors.
The Company did not solicit proxies in connection with this meeting. However, holders of 6,831,794 votes, approximately 85% of the 8,047,521 votes entitled to be cast as of the record date for the meeting, March 24, 1995, were in attendance at the meeting and voted. Both Mr. Beckstrand and Mr. Jensen were re-elected to a new three-year term by the affirmative vote of all of the 6,831,794 shares voted at the meeting. The 1995 Employee Stock Option Plan was approved by the same number of affirmative votes, with no shareholders dissenting or abstaining from any action proposed by management. L. Bruce Ford, D.P.M., Debbie Sanich, Mark Scott, Gary L. Leavitt, and David J. Rank continue to serve as members of the board of directors subsequent to the meeting. (See "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.")



                                    PART II
                                       28
                     ITEM 5.  MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS
Commencing in January of 1994, the Company's common stock has been traded on a limited basis in the over-the-counter market and is listed on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol "C-SAT." On October 12, 1995, there were 8,584,516 shares of common stock issued and outstanding and 3,725,240 reserved for issuance upon the exercise of outstanding options and the conversion of preferred stock and convertible debentures. Of this amount, only approximately 386,000 shares are believed to currently be available for trading. As a result, there is a limited amount of activity in the market for the Company's common stock and the prices quoted may not be indicative of the prices that could be obtained in actual transactions.

The following table sets forth, for the periods indicated, the approximate range of high and low bids for the Company's common stock based on information provided by certain market makers in the Company's common stock and, subsequent to November 1994, by the National Association of Securities Dealers. The quotations represented reflect interdealer prices, without retail markup, markdown, commissions or other adjustments. The prices shown do not necessarily reflect actual transactions in the common stock of the Company.

                           Fiscal 1994         Fiscal 1995
                         High    Low         High     Low
                         ----    ---         ----     ---

     First Quarter       N/A     N/A         $2.25    $0.90


                                       29
     Second Quarter      N/A     N/A         $4.00    $1.66
     Third Quarter       $1.50   $0.55       $4.00    $2.50
     Fourth Quarter      $1.50   $1.19       $3.50    $2.50

On October 12, 1995, the Company's common stock was quoted in the over-the-counter market at approximately $6.00 bid, $6.875 asked.

No dividends have been paid on the Company's common stock. The Company is subject to contractual restrictions on the payment of dividends in connection with its bank lines of credit. Even if the Company were to be released from these restrictions and generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future. At October 12, 1995, there were approximately 264 holders of the Company's common stock.




                 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
As set forth in ITEM 1. BUSINESS, the Company has, through a series of acquisitions, expanded its customer base and product offerings in all of its vertical markets. After accounting for these acquisitions, the 1994 results of


                                       30
operations principally include only the results of operations of the Ford Center and MCMI. Otherwise, the results of operations for 1994 essentially include no results of operations for any of the acquisitions completed from June 22, 1994, through June 30, 1995, which represent over 95% of the current operations.
These acquisitions were completed at various dates through June 30, 1995, and, with the exception of MCMI, were accounted for according to the rules of purchase accounting. Thus, the reported results of operations for 1995 include only the results of operations of the acquired companies (with the exception for MCMI) since their acquisition dates. These acquisitions have resulted in steady external growth for CTI as reflected by the quarterly increases in revenues and total assets.

This external growth should be considered when comparing 1994 historical results of operations to the results of operations for the year ended June 30, 1995.

RESULTS OF OPERATIONS

Revenues
--------

The Company's revenues increased from $3,101,389 in fiscal 1994 to $32,539,715 for the year ended June 30, 1995. The increase is the result of revenue of the businesses acquired in fiscal 1995, since the acquisition dates. On a consolidated pro forma basis, which reports all of the annual revenue of CTI after elimination of intercompany revenues and the acquired companies for the fiscal years ending June 30, 1994 and 1995, revenues grew from $39,749,000 for the year ended June 30, 1994, to $43,748,000 for the year ended June 30, 1995, representing a 10.1% increase. Revenues primarily consist of computer system sales, amounts earned pursuant to hardware maintenance and software support agreements, and the sale of related products such as statement printing, disaster recovery, and microfiche services through the CTI Resources Group.

Cost of Goods Sold
------------------


Costs of goods sold and other direct costs increased from $1,683,182 in 1994 to $16,862,596 for the year ended June 30, 1995. The increase reflects the addition of the acquired businesses and the change in the character of CTI's main business from medical services to software sales, development and support.
Costs of goods sold for the current year reflect mainly the cost of hardware and software purchased for resale, the amortization of capitalized software development costs and the expense of supporting and installing the systems sold.

Product Development Costs
-------------------------


Product development costs represent the uncapitalized cost of software development. Uncapitalized costs include the time and materials required for fixing system operational errors and maintenance software upgrades. Product development and maintenance costs were $1,790,823 in 1995 and $225,015 in 1994.

Selling, General, and Administrative Expenses
---------------------------------------------

The selling, general, and administrative expenses for the Company increased from $1,303,961 for the year ended June 30, 1994, to $12,016,136 for the year ended June 30, 1995. This increase is consistent with the expansion of CTI's business through acquisitions over the past year. CTI is continually taking steps to recognize cost synergies from acquisitions. In March of 1995, CTI moved its corporate offices to a new Salt Lake City location. The move resulted in an increase in available office space to accommodate the growth of the Company at a reduced monthly cost.

Amortization of Certain Intangible Assets
-----------------------------------------


Significant portions of the purchase price of the acquisitions have been allocated to intangible software acquisition costs and excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The excess of the purchase price relates principally to the customer base of the acquired businesses. The software acquisition costs are amortized over the estimated life of the software (principally three to five years). The excess of the purchase price related to the customer base of the acquired companies is amortized on the straight line method over an estimated life of 15 years. During the year ended June 30, 1995, total amortization of the excess of the purchase price was $594,989 (none in 1994) and amortization of software development and acquisition costs was $563,660 ($10,636 in 1994).

Net Earnings and Income Taxes
-----------------------------

Loss before income tax benefit for the year ended June 30, 1994, was $109,934 as compared to earnings before income taxes of $1,562,898 for the year ended June 30, 1995. The increase reflects the greater volume and the greater profitability of the combined operations of the acquired companies. Income tax expense for 1995 was $786,872, the payment of which is substantially all deferred into future periods because of the utilization of acquired net operating losses or other income tax elections that allow for such deferral.
The effective income tax rate for 1995 was 50.3%, which exceeds the federal statutory rate of 35% principally due to the nondeductibility of the amortization of the excess purchase price over the fair value of assets acquired associated with all of the acquisitions, except the VERSYSS Credit Union Division. The results of operations for the three months ended June 30, 1995, showed a small loss, partly caused by the pooled operations of MCMI for the quarter. Historically, the profitability of the acquired businesses is lower during the quarters ended June 30 and September 30. Management anticipates that the levels of profitability of the Company should substantially increase in the quarters ending December 31, 1995, and March 31, 1996, as compared to the June 30 and September 30, 1995, quarters.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 1995, the Registrant had current assets of $7,522,863 and current liabilities of $15,019,109. Thus, current liabilities exceeded current assets by $7,496,246. The current liabilities include $5,515,623 of deferred revenue which primarily represents payments received for services to be provided over the remaining term of software and hardware maintenance contracts (generally one year).

In December of 1994, the Company obtained two loans and a line of credit with a bank. The first loan, in the amount of $1,700,000 is secured by a trust deed on real estate and an assignment of rents, earns interest at prime plus 1.5% and is payable in monthly installments over a twelve year term. The second loan of $300,000 is secured by a second trust deed on real estate, carries an interest rate of prime plus 1.5% and is payable in monthly installments over a five year period. The line of credit for up to $500,000, bears interest at a rate of prime plus 2% and is secured by accounts receivable, inventory and a trust deed on real estate and matures on November 30, 1995. In addition to the financing described above, CTI has been advanced $995,000 from certain individual investors through a company affiliated with an officer and director of the Company pursuant to a subordinated line of credit secured by accounts receivable, with a rate of 5.86% per annum, payable monthly, with the principal due on December 31, 1997. As part of the loan arrangement, CTI issued warrants to purchase an aggregate of 100,000 shares to the individual investors for cash consideration of $5,000. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

From June 20, 1995, to October 6, 1995, CTI received $1,450,000 pursuant to the issuance of debentures to an entity controlled by an officer and director of the Company. The debentures, due June 30, 1998, are convertible into CTI common stock at any time at the discretion of the holders at a rate of $3.00 per share, and bear an interest rate of 8% per annum, payable quarterly. The board of directors has authorized the issuance of up to $3,000,000 of similar convertible debentures, but there can be no assurance that the rest of the convertible debentures can be placed. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

The Company anticipates that these financing sources, together with cash flow from operations, will be sufficient to permit it to meet its cash requirements through June 1996. The Company will continue to seek ways to increase its working capital and to provide the necessary cash for the operation of its businesses, but does not currently have any other arrangements in place.



                          ITEM 7. FINANCIAL STATEMENTS
The financial statements are included beginning at page         .  See page
          for the index to the financial statements.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
The board of directors of the Company elected to change auditors from Joseph B. Glass & Associates to Grant Thornton LLP, the former auditors of CUSA, Inc. The reports of Joseph B. Glass & Associates for the last fiscal year did not contain an adverse opinion or disclaimer and were not modified as to uncertainty, audit scope, or accounting principles. The Company and its former accountants, Joseph
B. Glass & Associates did not disagree on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The change in auditors was reported on form 8-K dated March 24, 1995.

                                    PART III

             ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
At the end of fiscal 1994, the Board of Directors consisted of Richard N. Beckstrand, chairman, Debbie Sanich, secretary, L. Bruce Ford, D.P.M., Mark Scott, and L. James Jensen, Jr. In connection with the acquisition of CUSA and VDS, Gary L. Leavitt and David J. Rank were appointed to the board of directors on July 6, 1994, and August 24, 1994, respectively. On May 11, 1995, Mark Scott was elected as Associate Chairman of the Board. In this capacity, Mr. Scott will organize and conduct CTI board meetings under the direction of Richard N. Beckstrand. Richard N. Beckstrand and L. James Jensen, Jr., were re-elected for additional three year terms at the Company annual meeting of shareholders held in Salt Lake City on April 6, 1995.

Michael Hirano, the former chief financial officer of VDS, became the chief financial officer of the Company in connection with the acquisition of VDS as a wholly-owned subsidiary on September 19, 1994, and Craig Allen, a former senior manager with Grant Thornton LLP was appointed to be the Company's controller. In June 1995, L. James Jensen, Jr., became a full-time employee of CTI, acting as an assistant to Richard N. Beckstrand until his appointment in September of 1995, as acting treasurer of the Company pending board approval. As treasurer, Mr. Jensen will be responsible for CTI's accounting, human resources, and legal departments.

The current board of directors and executive officers of the Company are as follows:



             Name                  Age         Position with Company                  Term Expires
------------------------------     ---  ------------------------------------    ------------------------


Richard N. Beckstrand              53   Chief Executive Officer,                1997 Annual Meeting
                                        Chairman of the Board, Director

Mark Scott                         46   Associate Chairman of the Board,        1996 Annual Meeting
                                        Director

David J. Rank                      41   President, Chief Operating              1997 Annual Meeting
                                        Officer, Director

Debbie Sanich                      42   Secretary, Chief Operating Officer of   1995 Annual Meeting
                                        Surgery Center Business, Director

L. James Jensen, Jr.               40   Treasurer, Director                     1997 Annual Meeting

L. Bruce Ford, D.P.M.              47   Vice President of Medical               1995 Annual Meeting
                                        Services, Director

Gary L. Leavitt                    53   Director                                1996 Annual Meeting

Richard A. Pedersen                48   Senior Vice President, Healthcare       N/A
                                        Division

Bruce D. Matthews                  46   Senior Vice President, Corporate        N/A
                                        Planning

Mark R. Stevens                    36   Senior Vice President, Financial        N/A
                                        Services Division
Joseph F. Jerkovich                57   Senior Vice President, Rental           N/A
                                        Division

Lynn Jones                         49   Senior Vice President,  CTI             N/A
                                        Resources Division

Roger L. Kuhns                     49   Executive Vice President,               N/A
                                        Marketing

Mark Kirpatrick                    37   Senior Vice President, Product          N/A
                                        Marketing and Software Development

Michael Hirano                     38   Chief Financial Officer                 N/A

Craig Allen                        43   Controller                              N/A


There is no family relationship amongst the executive officers and directors of the Company. Set forth below is certain biographical information for each executive officer and director of the Company:

Richard N. Beckstrand is currently serving as the Chief Executive Officer and Chairman of the Board for CTI, positions he has held since December 1993. For the three years prior to the acquisition of CUSA, Inc., by the Company in June of 1994, Mr. Beckstrand was an active member of CUSA, Inc.'s board of directors.
 Mr. Beckstrand received a Masters of Business Administration from the University of Utah in 1969 and became a Certified Public Accountant in May of 1983. For the past 20 years, Mr. Beckstrand has provided personal financial consulting and investment advice to medical professionals and medical, imaging, and surgery centers through Beckstrand Management and Aspen Business Company.

Mark Scott is a Director of the Company. For the past five years, Mr. Scott has been president of the Mid-Columbia Medical Center and Health Care for the Mid-Columbia Region, located in The Dalles, Oregon. He has been a director of surgical services for the University of Oregon and an Associate Director of Surgery for LDS Hospital in Salt Lake City, Utah.

David J. Rank, former president of VERSYSS Data Systems, was appointed to the board of directors of CTI in August of 1994, and currently serves as CTI's President and Chief Operating Officer. His computer industry career began with The Burroughs Corporation in 1975 in the commercial computer products division. In 1986 Mr. Rank was appointed to be Contel Corporation's Vice President of Sales. In 1990, Messrs. Rank, Kuhns, and Jerkovich acquired VDS where he served as president.

Debbie Sanich has been employed by the Company since 1993 and is the Company's secretary, a member of the board of directors, and the chief operating officer of the Company's surgery center business. Ms. Sanich has been a consultant in the medical industry for the last 15 years. Ms. Sanich is also Executive Vice-President of Beckstrand Management.

L. James Jensen, Jr., serves on the board of directors and as the Treasurer of CTI. Mr. Jensen received a Bachelor of Arts degree in both Accounting and Finance in 1980 from the University of Utah and a Masters of Business Administration from the University of Utah in 1987. Before joining CTI in June of 1995, Mr. Jensen was the Chief Operations Officer of Mountain Diagnostics, Inc., in Las Vegas, Nevada, from 1990, and served in various capacities, including Chief Executive Officer, of the Utah Chapter of the American Red Cross.

L. Bruce Ford, D.P.M., is the Company's Vice-President of Medical Services and has been a member of the Board of Directors since December 14, 1993. Dr. Ford has been a podiatrist in private practice since 1971.

Gary L. Leavitt is a Director of the Company. Mr. Leavitt founded CUSA, Inc., in 1982, and served as its president until July of 1994. He has been employed by CTI since its acquisition of CUSA, Inc., in July 1994, and has served the credit union community for over 17 years.

Richard A. Pedersen is the Senior Vice-President of CTI's Healthcare Division. Mr. Pedersen, who has 25 years of experience in computer industry sales and management, was employed by Burroughs (1970), Desco Computers (1980), Dataflow
(1985), and Benchmark of Virginia, which he purchased in 1990, along with Mr. Matthews. He has been employed by CTI since May of 1995.

Bruce D. Matthews, as the Senior Vice-President of Corporate Planning, works in managing and blending the synergies that exist between the different organizations that have been merged into CTI through acquisitions. Mr. Matthews has 24 years in the computer industry: Burroughs (1972) Data Systems of Connecticut (1982), and Benchmark of Virginia, where he served as Executive Vice-President (1987) until he and Mr. Pederson purchased Benchmark of Virginia in 1990. He has been employed by CTI since May of 1995,

Mark R. Stevens has been the Senior Vice President of CTI's Financial Services Division since June 1994. Mr. Stevens was the Director for the Credit Union Business Unit of VERSYSS prior to its acquisition by CTI in June of 1994. Mr. Stevens has been in the credit union software industry for 13 years.

Joseph F. Jerkovich is the Senior Vice-President of the Rental Division of CTI.
 Mr. Jerkovich began with CTI in September of 1994, and has 33 years of experience in information management systems sales. Mr. Jerkovich was Executive Vice-President of VDS for the four years prior to its acquisition by CTI and has been selling software solutions to the rental industry since 1977.

Lynn Jones was appointed as the Senior Vice President of Resource Group in August of 1994. Lynn began working with CUSA, Inc. in 1985 as its Vice President of Finance.

Roger L. Kuhns, former shareholder of VERSYSS Data Systems, is currently serving as CTI's Executive Vice President of Marketing. Mr. Kuhns is responsible for CTI's Marketing Division as well as ensuring overall customer satisfaction. For the past 24 years, Mr. Kuhns has accumulated experience working with various vertical applications including credit unions, fuel oil, construction, wholesale distribution, and healthcare at Burroughs Corporation (1971), Lehigh Data Systems (1979) Contel Corporation (1986) and VDS (1990).

Mark Kirkpatrick began working with CTI in June of 1995 as Senior Vice President of Product Marketing and recently as Vice-President of Software Development.
Mr. Kirkpatrick worked at VERSYSS, Inc., for 12 years and, for the past three years, he served as VERSYSS, Inc.'s Vice-President of Product & Services Marketing. Mr. Kirkpatrick started his career with CADO Systems in 1983.

Michael Hirano was appointed to the position of Chief Financial Officer for CTI in September of 1994. Prior to this responsibility, Mr. Hirano was the Chief Financial Officer for VERSYSS Data Systems (1993) and worked in various accounting related functions at MAI Basic Four, Inc. (1992), and VERSYSS (1984).

Craig Allen became the Controller in September 1994. Mr. Allen received bachelor and masters degrees in accounting from Brigham Young University in 1976 and 1978, respectively. Mr. Allen is a licensed certified public accountant and was employed by the accounting firm of Grant Thornton LLP from 1978 to 1994.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company does not have a class of securities registered under section 12(b) or 12(g) of the Securities and Exchange Act of 1934, as amended, and as a consequence, neither it nor its executive officers, directors, or principal shareholders are subject to the reporting requirements of section 16(a).

                        ITEM 10.  EXECUTIVE COMPENSATION
SUMMARY COMPENSATION

The following table sets forth certain information regarding the compensation earned during fiscal 1995 and, where applicable 1994 and 1993, by CTI's Chief Executive Officer and each of CTI's four other most highly compensated executive officers (based on salary and bonuses earned during fiscal 1995).

                                                            Long-Term Compensation
                               Annual Compensation            Awards        Payout
                                                                               s

        (a)           (b)      (c)      (d)     (e)       (f)        (g)      (h)      (i)
                                               Other              Securitie
                     Year                      Annual  Restricte      s                All
                     Ended                    Compen-   d Stock   Underlyin   LTIP    Other
Name and Principal   June    Salary    Bonus   sation   Award(s)      g      Payout  Compen-
     Position         30       ($)      ($)      ($)      ($)     Options/   s ($)   sation
                                                                    SARs               ($)
                                                                    (no.)

Richard N.           1995      $0      --      --        --       2,500(1)   --        --
Beckstrand(4)
   Chief Executive   1994      $0      --      --        --       5,000      --        --
Officer
                     1993      $0      --      --        --         --       --        --

David J. Rank        1995    $140,000  --      --        --       302,500    --       (2)
   President
   Chief Operating
   Officer

Roger L. Kuhns       1995    $100,000  --      --        --
   Executive Vice-
   President of
   Marketing

Joseph F. Jerkovich  1995    $100,000  --      --        --
   Senior Vice-
   President of
   Rental Division

Mark R. Stevens(3)   1995    $112,500  --      --        --       112,500
   Senior Vice-
   President of
   Financial
Services
   Division

(1) Mr. Beckstrand was also granted options to purchase 190,000 shares at an exercise price of $2.50 per share in connection with his personal guarantee of lines of credit made available to the Company from a commercial financial institution.

(2) Mr. Rank was reimbursed an aggregate of $28,000 during the 1995 fiscal year for costs associated with the costs of maintaining two households prior to this family relocation to Salt Lake City and making his personal residence available for out-of-town Company employees. This was not treated as payment for personal services to the Company. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")


(3) Mark R. Stevens participated in the Employee Stock Purchase Plan during fiscal 1995, acquiring 12,500 shares of the Company's common stock. These shares were purchased at $1.70 per share, 85% of the fair market value of the common stock as of the date of the establishment of the plan. The Company paid one-third of the acquisition cost of the first 1,000 shares acquired by Mr. Scott under this plan.

(4) The Company also reimburses Beckstrand Management for one-half of the base salary of Debbie Sanich in consideration for the time she spends on the Company's surgical center business. This reimbursement is in the amount of $3,333 per month. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

OPTIONS/SAR GRANTS DURING FISCAL 1995

The following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the last completed fiscal year to the chief executive officer of the Company and the four most highly paid executive officers of CTI.

     (a)           (b)        (c)        (d)         (e)
                              % of
                Number of    Total
                Securitie  Options/S
                    s         ARs
                Underlyin   Granted   Exercise
     Name           g          to      or Base    Expiration
                Options/S  Employees    Price        Date
                   ARs       During   ($/share)
                 Granted     Fiscal
                  (no.)       Year

Richard N.       2,500(1)    0.2%       $3.57      07/01/99
Beckstrand(1)
Chief
Executive
Officer

David J. Rank     2,500      0.2%       $3.25      07/01/99
President,      100,000      6.5%       $1.80      09/18/99
Chief           200,000     13.0%       $2.25      12/07/99
Operating
Officer

Roger L. Kuhns        0      0.0%        N/A
Executive
Vice-President
of Marketing

Joseph F.             0      0.0%        N/A
Jerkovich
Vice-President
of
Rental
Division

Mark R.          37,500      2.4%       $1.80      09/01/99
Stevens          10,000      0.7%       $2.25      11/02/99
Senior Vice-     65,000      4.2%       $2.75      05/16/00
President of
Financial
Services
Division

(1) In addition to the options reflected in the foregoing table, Mr. Beckstrand was granted an option to purchase 190,000 shares at an exercise price of $2.50 per share in connection with his personal guarantee of lines of credit made available to the Company by a commercial financial institution. These options expire December 31, 1997. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

EXECUTIVE COMPENSATION AND BENEFITS

The Company has employment agreements with most of its management personnel. These agreements generally provide for a one year guaranteed term and continue thereafter for an additional four years unless terminated by the employee or by the Company. The agreements generally provide for salary continuation for a limited period of time after termination. In the case of two executives, their employment agreements provide employment terms of ten and five years, respectively, although the Company may terminate the agreements for payments of $500,000 and $200,000, respectively.

     Each of the Company's executive officers is covered by the Company's medical health insurance program, vacation and sick leave policies, and the Employee Stock Purchase Plan. Executive officers receive benefits under these plans on the same terms as other employees of the Company.

In order to facilitate Mr. Rank's move to Salt Lake City, Utah, the location of the principal business offices of the Company, the Company provided him with a relocation agreement. The terms of the relocation agreement have been amended and, under the current agreement, the Company is advancing $4,000 per month to Mr. Rank in order to enable him to make the mortgage payments on his home in Pennsylvania (to be repaid on September 30, 1997), will pay Mr. Rank a bonus for each of the next five years, and will grant Mr. Rank options to purchase 200,000 shares of common stock at $2.25 per share. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

STOCK OPTION AND PURCHASE PLANS

1993 Employee Stock Option Plan
-------------------------------

     The Company adopted its 1993 Employee Stock Option Plan in November 1993, as subsequently amended in July 1994, which permits the issuance of options covering a total of 500,000 shares of common stock. These options can be granted to key employees of the Company, including executive officers, designated by the board of directors. The options are intended to qualify as incentive stock options under the provisions of the Internal Revenue Code of 1986, as amended, and as a consequence, the exercise price is fixed at the fair market value (110% of the fair market value for options granted to holders of 10% or more of the Company's voting stock) of the underlying common stock as of the date of grant as determined by the board of directors of the Company. Options granted under the plan expire if not exercised within 90 days of termination, unless the termination is the result of death or disability, and can be exercised by the delivery of cash, previously owned common stock, or the surrender and cancellation of options. As of October 12, 1995, the Company has granted 480,000 options to employees under the terms of this plan at exercise prices ranging from $1.30 to $3.00 per share, of which 55,000 options were granted to executive officers.

1995 Employee Stock Option Plan
-------------------------------

The Company adopted its 1995 Employee Stock Option Plan on April 6, 1995, which permits the issuance of options covering a total of 300,000 shares of common stock. These options can be granted to key employees of the Company, including executive officers, at the direction of Senior Management. The options are intended to qualify as incentive stock options under the provisions of the Internal Revenue Code of 1986, as amended, and as a consequence, the exercise price is fixed at the fair market value (110% of the fair market value for

                                       5
options granted to holders of 10% or more of the Company's voting stock) of the underlying common stock as of the date of grant as determined by the board of directors of the Company. Options granted under the plan expire if not exercised within 90 days of termination, unless the termination is the result of death or disability, and can be exercised by the delivery of cash or previously owned common stock. To date, the Company has granted 55,700 options to employees under the terms of this plan at exercise prices ranging from $2.75 to $3.25 per share.

Director Stock Option Plan
--------------------------


In November 1993, the Company adopted its Director Stock Option Plan that provides for the grant of options to acquire 2,500 shares of common stock to each director serving at the end of the fiscal year of the Company. The exercise price for these options are fixed at the closing bid price for the common stock on the date of grant or, in the event of a grant to a holder of 10% or more of the voting power of the issued and outstanding stock of the Company, 110% of such bid price. Options to purchase an aggregate of 17,500 shares of common stock at an exercise price of $3.25 per share ($3.57 per share for 10% holders) were granted under the terms of this plan to the seven directors of the Company as of June 30, 1995. To date the Company has granted 47,500 options out of 62,500 available under this plan. The options granted under the Director Stock Option Plan can be exercised by the delivery of cash, shares of previously held common stock, or the surrender or cancellation of options.

Employee Stock Purchase Plan
----------------------------

The Company recently completed an Employee Stock Purchase Plan which permits employees, other than owners of 5% or more of the Company's common stock, to purchase shares of common stock at 85% of the trading price for the common stock as of the date of purchase. 125 Employees purchased a total of 254,635 shares under the plan, representing $368,301 employee investment in the Company. The plan called for a Company contribution of one third of the cost of the first 1,000 shares per employee. Pursuant to this provision, the Company contributed a total of $66,684 toward employee stock purchases. The plan terminated on June 30, 1995.

NON-STATUTORY PLAN

The board of directors has authorized the issuance of options to purchase up to 500,000 shares of common stock to management employees. These options will have an exercise price equal to the fair market value of the underlying common stock as of the date of grant as determined by the board of directors. The options will be issued to members of management who did not receive (or who received minor amounts) of stock of the Company in connection with the acquisition of a business to give such employees an opportunity to participate as an owner of the Company. Following the distribution of the non-statutory options, each of the ten members of CTI's senior management team will have at least 50,000 shares or options to purchase common stock of the Company.

           ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT
The following table sets forth, as of October 12, 1995, the number of shares of the Company's common stock, par value $0.001, held of record or beneficially by each person who held of record or was known by the Company to own beneficially, more than 5% of the Company's common or preferred stock, and the name and shareholdings of each officer and director and of all officers and directors as a group. All percentages are based on the 8,584,516 shares of common stock and the 1,000,000 shares of preferred stock issued and outstanding as of October 12, 1995.

   Name of Person             Amount and Nature
   or Group                   of Ownership(1)             Percent of Class(2)
   ------------                  ------------                ----------------


PRINCIPAL SHAREHOLDERS
Richard N. Beckstrand         Common Stock(3)   2,747,621      32.0%
5156 Cottonwood Lane          Options           897,500        38.4%
Salt Lake City, Utah  84117

David J. Rank                 Common Stock      500,000         5.8%
969 East 4800 South           Options           302,500         9.0%
Salt Lake City, Utah  84118

Gary L. Leavitt               Common Stock(4)   714,330         8.3%
969 East 4800 South           Options           255,000        11.0%
Salt Lake City, Utah  84118

Aspen Business Company        Common Stock      510,000         5.9%
151 East 5600 South, #300
Murray, Utah  84107

Joseph F. Jerkovich           Common Stock      500,000         5.8%
26252 Eden Landing Road
Hayward, California  94545

Roger L. Kuhns                Common Stock      500,000         5.8%
26252 Eden Landing Road
Hayward, California  94545
L. Bruce Ford, D.P.M.        Common Stock       482,062         5.6%
Pyramid Prof. Center,        Options              7,500         5.7%
Suite 26                     Preferred Stock     97,432         9.7%
2321 Pyramid Way
Sparks, Nevada  89106

Kim Bean, D.P.M.             Common Stock       215,000         2.5%
1801 North Carson            Preferred Stock    175,270        17.5%
Carson City, Nevada  89701

Val Jensen Pension Plan      Preferred Stock    175,270        17.5%
1001 North Mountain
Street Suite 2D
Carson City, Nevada
89701

Hannum Pension Plan          Common Stock         9,437         0.1%
990 South 550 West           Preferred Stock      83,513        8.4%
Brigham City, Utah
84302

Roderick Sage                Common Stock         3,937         0.0%
975 Ryland Street            Preferred Stock    208,513        20.9%
Reno, Nevada  89502

The Roberts Family Trust     Common Stock           4,793       0.1%
890 Mill                     Preferred Stock(5)208,513         20.9%
Reno, Nevada  89502

OFFICERS AND DIRECTORS

Richard N. Beckstrand        ------------------------See Above-----------------

David J. Rank                ------------------------See Above-----------------


Roger L. Kuhns               ------------------------See Above-----------------


Joseph F. Jerkovich          ------------------------See Above-----------------


L. Bruce Ford, D.P.M.        ------------------------See Above-----------------


Michael Hirano               Common Stock         1,000          0.0%
                             Options             85,000          1.0%

Gary L. Leavitt              ------------------------See Above-----------------


Mark Scott                   Common Stock        28,661          0.3%
                             Options              7,500          0.4%

Debbie Sanich                Common Stock        34,401          0.4%
                             Options              7,500          0.5%

L. James Jensen, Jr.         Common Stock        50,000          0.6%
                             Options             57,500          1.2%

Craig Allen                  Common Stock        12,500          0.2%
                             Options             25,000          0.4%

Lynn Jones                   Common Stock        81,000          0.9%

Bruce D. Matthews            Common Stock       152,000          1.8%

Mark R. Stevens              Common Stock        12,500          0.2%
                             Options            112,500          1.4%

Richard A. Pedersen          Common Stock       228,000          2.7%

Mark Kirkpatrick             Options            50,000           0.6%

All Executive Officers
and Directors as a Group     Common Stock       6,044,075      70.4%
                             Options            1,807,500      75.6%
(16 persons)                 Preferred Stock      97,432         9.7%

(1) Except as otherwise noted, to the best knowledge of the Company, all stock is owned beneficially and of record by the indicated owner, and each shareholder has sole voting and investment power.
(2) The percentage ownership for the options held by the indicated shareholders is based on an adjusted total of issued and outstanding common stock, giving effect only to the exercise of each individual shareholder's options.
(3) Mr. Beckstrand's shares includes 185,300 shares held by Mountain Diagnostics, Inc., of which Mr. Beckstrand is the president and a principal shareholder; 510,000 shares held by Aspen Business Company, which is wholly-owned by Mr. Beckstrand; and 345,306 shares held by Beckstrand Management that is wholly-owned by Mr. Beckstrand. Since Mr. Beckstrand is an officer, director, and principal shareholder of both Mountain Diagnostics, Inc., and Aspen Business Company, he may be deemed to have voting and dispositive power over the shares and hence be the beneficial owner of the shares.
(4) Includes 114,970 shares held by the Lyman Leavitt Family Trust and 100,000 shares held by the Lynette Leavitt Family Trust.
(5)  Includes shares held by the Roberts Family Trust and Frank Roberts.



            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS RICHARD N. BECKSTRAND

In December 1993, Richard N. Beckstrand became the chief executive officer, a director, and a principal shareholder of the Company. Since that time, Mr. Beckstrand has been, and continues to be, the primary force in identifying, negotiating, and completing the acquisitions undertaken by the Company and in seeking and making arrangements for the financing necessary for such acquisitions and the operations of the Company. Mr. Beckstrand was an officer, director, or principal shareholder of CUSA, Inc., the Ford Center and the Sierra Center prior to their acquisition by the Company. In addition, Mr. Beckstrand had an ownership interest in the four professional office buildings located in Nevada prior to their acquisition by the Company. Mr. Beckstrand is also the owner of the real property leased by the Company for its principal executive offices located at 986 West Atherton Drive, Salt Lake City, Utah 84123. The leased premises consist of 32,885 square feet with current monthly rent of $24,383 and a primary term expiring February 1, 2005.

Aspen Business Company, a corporation controlled by Mr. Beckstrand, provided the Company with an accounts receivable line of credit in the amount of $995,000, for which the holders receive interest at the rate of 5.86% per annum, payable monthly, with the principal amount due December 31, 1997. The holders also purchased for $5,000 warrants to purchase options in connection with this transaction for an aggregate of 100,000 shares of restricted common stock of the Company at an exercise price of $2.50 per share at any time on or before December 31, 1997.

Mr. Beckstrand and Debbie Sanich, both directors of the Company, have an existing and ongoing business relationship to physicians through Beckstrand Management and Aspen Business Company which provide financial consulting and management services to physicians. These companies provided such services prior to the involvement of Mr. Beckstrand and Ms. Sanich with the Company and will continue to provide such services in the future. Beckstrand Management pays the salary of Ms. Sanich and is reimbursed for one-half of such amount by the Company at the rate of $3,333 per month in consideration of the services provided to the Company by Ms. Sanich.

The Company entered into an agreement with GlydNet, an entity controlled by Mr. Beckstrand, granting GlydNet the exclusive right for a five-year period to identify and assist the Company in acquiring in-office surgical centers. Since the change of the principal business of the Company, it is not anticipated that the Company will pursue any future acquisitions of surgery centers and, consequently, no payments are expected to be made under this agreement in the foreseeable future.

In addition to arranging for the line of financing from Aspen Business Company, Mr. Beckstrand has personally guaranteed the bank financing that has been made available to the Company. The Company issued options to acquire 190,000 shares of its common stock to Mr. Beckstrand at an exercise price of $2.50 per share, exercisable at any time prior to December 31, 1997, in connection with these guarantees. Mr. Beckstrand has agreed to indemnify the Company from any loss resulting from water damage to one of the buildings owned by the Company that was discovered shortly after the acquisition of the building by the Company. These costs totalled $131,560 at June 30, 1995.

The Company has recently authorized the issuance of convertible debentures bearing interest at an annual rate of 8%, convertible into shares of common stock at the election of the holder at a conversion price of $3.00 per share. The Company has issued an aggregate of $1,450,000 of such debentures to Aspen Business Company, an entity controlled by Richard N. Beckstrand.

As a result of the foregoing relationships, including his ownership interest in acquired entities, Mr. Beckstrand holds 1,747,621 shares of common stock of the Company and options to purchase an additional 897,500 shares of common stock with exercise prices ranging from $1.30 to $3.57. The Company considers the terms of the transactions with Mr. Beckstrand to be as favorable to the Company as would be available from third parties.

ACQUISITIONS

The Company has short-term obligations to related parties of $1,962,155 at June 30, 1995. The bulk of these obligations are debts that arose out of the acquisitions of VDS, Benchmark of Omaha, Computer Ease, and Benchmark of Virginia. Each of these transactions was structured as an acquisition of the entity in exchange for shares of restricted common stock and cash payments, a portion of which was delayed and is reflected on the financial statements as related party payables. The Company owes $700,000 to the former owners of VDS, which includes David J. Rank, the chief operating officer and a director of the Company, $150,000 to the former owners of Benchmark of Omaha, $75,000 to the former owners of Computer Ease, and $1,000,000 to the former owners of Benchmark of Virginia.

RELOCATION AGREEMENT

The Company entered into a relocation agreement with Mr. Rank in connection with the acquisition of VDS pursuant to which the Company is loaning Mr. Rank the $6,000 monthly mortgage payment on his home in Bethlehem, Pennsylvania, to be repaid on September 30, 1997, has agreed to pay Mr. Rank $100,000 in cash, and has agreed to issue to Mr. Rank options to purchase 200,000 shares of common stock of the Company at an option exercise price of $2.25. In addition, under the terms of the acquisition of VDS, which terminated its election to be treated as a small business under Subchapter S of the Internal Revenue Code of 1986, the Company agreed to cause VDS to distribute $600,000 to the three former owners of VDS, including Mr. Rank, and to repay Mr. Rank's capital contribution to VDS of $142,500. Prior to moving his family to Salt Lake City, Utah, the location of the principal offices of the Company, Mr. Rank under his Salt Lake City home available to out-of-town employees of the Company and was reimbursed $28,000 during the year ended June 30, 1995, to cover his costs in doing so.

                   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
     The following exhibits are included as part of this report:

         SEC
Exhi    Refer
bit     ence             Title of Document            Location
Number  Number


ITEM 3.          ARTICLES OF INCORPORATION AND BYLAWS
-----------------------------------------------------


3.01      3      Articles of Incorporation of CUSA    Registrat
                 Technologies, Inc., as amended       ion
                 February 7, 1994, and July 15,       Statement
                 1994                                 filed
                                                      on Form
                                                      SB-2,
                                                      Exhibit
                                                      3.01,
                                                      SEC File
                                                      No.
                                                      33-71150-
                                                      D

3.02      3      Bylaws of CUSA Technologies,         Registrat
                 Inc., as amended                     ion
                 February 9, 1995                     Statement
                                                      filed
                                                      on Form
                                                      SB-2,
                                                      Exhibit
                                                      3.04,
                                                      SEC File
                                                      No.
                                                      33-71150-
                                                      D
                                                      and
                                                      Report on
                                                      Form 10-
                                                      QSB
                                                      for March
                                                      31,
                                                      1995

3.03      3      Designation of Rights, Privileges    Report on
                 and Preferences of 1994 Series       Form
                 Preferred Convertible Stock          8-K dated
                                                      June 22,
                                                      1994

3.04      3      Registration Agreement between       Report on
                 the Company and the holders of       Form
                 the 1994 Series Convertible          8-K dated
                 Preferred Stock                      June 22,
                                                      1994

ITEM 4.          INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
--------------------------------------------------------------------


4.01      4      Investor's Rights Agreement          Registrat
                 between Mountain Surgical            ion
                 Centers, Inc., and Dimension         Statement
                 Capital Corporation, dated March     filed
                 31, 1993                             on Form
                                                      SB-2,
                                                      Exhibit
                                                      4.03,
                                                      SEC File
                                                      No.
                                                      33-71150-
                                                      D


4.02        4     Stock Option Agreement between      Registra
                  Dimension Capital Corporation       tion
                  and Howard S. Landa, dated June     Statemen
                  30, 1993                            t filed
                                                      on Form
                                                      SB-2,
                                                      Exhibit
                                                      4.04,
                                                      SEC File
                                                      No.
                                                      33-
                                                      71150-D

4.03        4     Stock Option Agreement between      Registra
                  Dimension Capital Corporation       tion
                  and Richard N. Beckstrand, dated    Statemen
                  June 30, 1993                       t filed
                                                      on Form
                                                      SB-2,
                                                      Exhibit
                                                      4.05,
                                                      SEC File
                                                      No.
                                                      33-
                                                      71150-D

4.04        4     Letter Agreement from Howard S.     Registra
                  Landa to Dimension Capital          tion
                  Corporation                         Statemen
                                                      t filed
                                                      on Form
                                                      SB-2,
                                                      Exhibit
                                                      4.06,
                                                      SEC File
                                                      No.
                                                      33-
                                                      71150-D

4.05        4     Letter Agreement from Richard N.    Registra
                  Beckstrand to Dimension Capital     tion
                  Corporation                         Statemen
                                                      t filed
                                                      on Form
                                                      SB-2,
                                                      Exhibit
                                                      4.07
                                                      SEC File
                                                      No.
                                                      33-
                                                      71150-D

ITEM 10.         MATERIAL CONTRACTS
-----------------------------------


10.01      10     CUSA Technologies, Inc., 1993       Registra
                  Employee Stock Option Plan          tion
                                                      Statemen
                                                      t filed
                                                      on Form
                                                      SB-2,
                                                      Exhibit
                                                      10.01,
                                                      SEC File
                                                      No.
                                                      33-
                                                      71150-D

10.02      10     CUSA Technologies, Inc., 1993       Registra
                  Directors' Stock Option Plan        tion
                                                      Statemen
                                                      t filed
                                                      on Form
                                                      SB-2,
                                                      Exhibit
                                                      10.02,
                                                      SEC File
                                                      No.
                                                      33-
                                                      71150-D


10.03     10     CUSA Technologies, Inc., 1995        Report
                 Employee Stock Option Plan           on Form
                                                      10-QSB
                                                      for
                                                      March
                                                      31, 1995


10.04     10     CUSA Technologies, Inc., Employee    Report
                 Stock Purchase Plan                  on Form
                                                      10-KSB
                                                      for
                                                      June 30,
                                                      1994

10.05     10     Agreement and Plan of                Registra
                 Reorganization between Mountain      tion
                 Diagnostics, Inc., Mountain          Statemen
                 Surgical Centers, Inc., Surgery      t filed
                 Subsidiary No. 1, and Ford Center    on Form
                 for Foot Surgery, Inc., dated        SB-2,
                 October 21, 1992, as amended         Exhibits
                 March 31, 1993, and September 1,     10.03
                 1993                                 and
                                                      10.04,
                                                      SEC File
                                                      No.
                                                      33-
                                                      71150-D

10.06     10     Escrow Agreement between Mountain    Registra
                 Diagnostics, Inc., Mountain          tion
                 Surgical Centers, Inc., Ford         Statemen
                 Center for Foot Surgery, Inc.,       t filed
                 Richard N. Beckstrand, Bruce L.      on Form
                 Ford, D.P.M., and Terrell W.         SB-2,
                 Smith                                Exhibit
                                                      10.05,
                                                      SEC File
                                                      No.
                                                      33-
                                                      71150-D

10.07     10     Development Agreement between        Registra
                 CUSA Technologies, Inc., and         tion
                 GlydNet, Inc., dated March 31,       Statemen
                 1993                                 t filed
                                                      on Form
                                                      SB-2,
                                                      Exhibit
                                                      10.09,
                                                      SEC File
                                                      No.
                                                      33-
                                                      71150-D

10.08     10     Subscription Agreement between       Registra
                 Dimension Capital Corporation,       tion
                 Howard S. Landa, and Richard N.      Statemen
                 Beckstrand                           t filed
                                                      on Form
                                                      SB-2,
                                                      Exhibit
                                                      10.10,
                                                      SEC File
                                                      No.
                                                      33-
                                                      71150-D

10.09     10     Agreement between Dimension          Registra
                 Capital Corporation and Clayton      tion
                 T. Perkins, dated October 20,        Statemen
                 1993                                 t filed
                                                      on Form
                                                      SB-2,
                                                      Exhibit
                                                      10.11,
                                                      SEC File
                                                      No.
                                                      33-
                                                      71150-D





10.10     10     Independent Contractor Agreement     Registra
                 between Mountain Surgical            tion
                 Centers, Inc., and Debbie Sanich,    Statemen
                 dated October 1, 1992                t filed
                                                      on Form
                                                      SB-2,
                                                      Exhibit
                                                      10,12,
                                                      SEC File
                                                      No.
                                                      33-
                                                      71150-D

10.11     10     Agreement and Plan of                Report
                 Reorganization entered into by       on Form
                 and between CUSA Technologies,       8-K
                 Inc., and CUSA, Inc.                 dated
                                                      July 21,
                                                      1994

10.12     10     Executive Employment Agreement       Report
                 with Gary L. Leavitt                 on Form
                                                      8-K
                                                      dated
                                                      July 21,
                                                      1994

10.13     10     Agreement and Plan of                Report
                 Reorganization entered into by       on Form
                 and among CUSA Technologies,         8-K
                 Inc., RK&DR Concepts, Inc. dba       dated
                 VERSYSS Data Systems, and Roger      Septembe
                 L. Kuhns, Joseph F. Jerkovich,       r 19,
                 and David J. Rank                    1994



10.14     10     Employment Agreement between CUSA    Report
                 Technologies, Inc., and David J.     on Form
                 Rank                                 8-K
                                                      dated
                                                      Septembe
                                                      r 19,
                                                      1994

10.15     10     Relocation Agreement between the     Report
                 Registrant and David J. Rank         on Form
                                                      8-K
                                                      dated
                                                      Septembe
                                                      r 19,
                                                      1994

10.16     10     Lease Agreement between CUSA,        Report
                 Inc., and Beckstrand Management      on Form
                 Corporation dated October 5,         10-KSB
                 1987, as amended December 13,        dated
                 1988, September 1, 1989, June 8,     June 30,
                 1990, September 1, 1990, June 25,    1994
                 1991, October 20, 1992, and March
                 12, 1993

10.17     10     Exchange Agreement by and among      Report
                 CUSA Technologies, Inc., and         on Form
                 Pioneer Office Building "D"          8-K
                 Limited Partnership, Doctors'        dated
                 Building Limited Partnership II,     June 22,
                 and Pioneer Office Building          1994
                 Limited Partnership

10.18     10     Exchange Agreement by and among      Report
                 CUSA Technologies, Inc., Gary        on Form
                 Leavitt and the Leavitt Family       8-K
                 Trusts                               dated
                                                      June 22,
                                                      1994


10.19    10      Asset Acquisition Agreement by       Report on
                 and between CUSA Technologies,       Form
                 Inc., and VERSYSS Incorporated       8-K dated
                                                      June 22,
                                                      1994

10.20    10      Agreement between the Registrant     Report on
                 and Pioneer Building "D" Limited     Form
                 Partnership regarding                10-KSB
                 indemnification for building         dated
                 repair costs                         June 30,
                                                      1994

10.21   10      Agreement and Plan of                Report on
                Reorganization dated November 15,    Form
                1994, between CUSA Technologies,     10-QSB for
                Inc., New Outside Force, Inc.,       September
                Outside Force, Inc., and Richard E.  30,
                McFarland                            1994

10.22   10      Employment Agreement With Richard    Report on
                E. McFarland                         Form
                                                     10-QSB for
                                                     September
                                                     30,
                                                     1994

10.23   10      First Right of Refusal Agreement     Report on
                dated November 15, 1994, between     Form
                Richard E. McFarland and CUSA        10-QSB for
                Technologies, Inc.                   September
                                                     30,
                                                     1994

10.24     10    Agreement and Plan of                Report on
                Reorganization dated December 19,    Form
                1994, between CUSA Technologies,     10-QSB for
                Inc., Surgery Subsidiary No. 2,      December
                Inc., and Bean Center for Foot       31,
                Surgery, Inc. dba Sierra Surgery     1994
                Center, H. Kim Bean, D.P.M., and
                Richard N. Beckstrand

10.25   10      Agreement and Plan of                Report on
                Reorganization dated January 27,     Form
                1995, between CUSA Technologies,     10-QSB for
                Inc., New Benchmark Computer         December
                Systems, Inc., Benchmark Computer    31,
                Systems, Inc., Mark J. Vanderloo,    1994
                Diane Vanderloo, and Mark A. Boyer

10.26   10      Acquisition Agreement dated          Report on
                February 7, 1995, between CUSA       Form
                Technologies, Inc., Pamela R.        10-QSB for
                Richards, and Janet E. Frisbey       December
                                                     31,
                                                     1994

10.27   10      Purchase and Loan Agreement dated    Report on
                September 30, 1994, between CUSA     Form
                Technologies, Inc., CUSA, Inc.,      10-QSB for
                RK&DR Concepts, Inc. dba VERSYSS     December
                Data Systems, and Aspen Business     31,
                Company on behalf of certain         1994
                beneficial owners, including
                related Promissory Note, Security
                Agreement, Form of Option, and
                Subordination Agreement

10.28   10      Term Loan Agreement dated December   Report on
                16, 1994, between Zions First        Form
                National Bank, CUSA Technologies,    10-QSB for
                Inc., CUSA, Inc., and RK&DR          December
                Concepts, Inc. dba VERSYSS Data      31,
                Systems, including related           1994
                Promissory Note, Continuing
                Guaranty of Richard N. Beckstrand
                and Carol Beckstrand, Term Loan
                Trust Deed, Assignment of Rents and
                Security Agreement, and Assignment
                of Leases for Security

10.29   10      Promissory Note in the principal     Report on
                amount of $300,000 to Zions First    Form
                National Bank, N.A. and related      10-QSB for
                Business Loan Agreement, Commercial  December
                Security Agreement, Deed of Trust,   31,
                and Commercial Guaranty of Richard   1994
                N. Beckstrand and Carol Beckstrand

10.30   10      Promissory Note in the principal     Report on
                amount of $500,000 to Zions First    Form
                National Bank, N.A. and related      10-QSB for
                Loan Agreement, Commercial Security  December
                Agreement, Revolving Credit Deed of  31,
                Trust Security Agreement and         1994
                Assignment of Rents, and Commercial
                Guaranty of Richard N. Beckstrand
                and Carol Beckstrand

10.31   10      Employment Agreement dated January   Report on
                31, 1995, between CUSA               Form
                Technologies, Inc., and Mark J.      10-QSB for
                Vanderloo                            December
                                                     31,
                                                     1994

10.32   10      Employment Agreement dated           Report on
                September 1, 1994, between CUSA      Form
                Technologies, Inc., and Michael K.   10-QSB for
                Hirano                               December
                                                     31,
                                                     1994

10.33   10      Employment Agreement dated           Report on
                September 19, 1994, between CUSA     Form
                Technologies, Inc., and Craig E.     10-QSB for
                Allen                                December
                                                     31,
                                                     1994

10.34   10      Stock Option Agreement dated         Report on
                January 20, 1994, between CUSA       Form
                Technologies, Inc., and Richard N.   10-QSB for
                Beckstrand                           December
                                                     31,
                                                     1994

10.35   10      Employee Stock Option dated          Report on
                September 1, 1994, between CUSA      Form
                Technologies, Inc., and Michael K.   10-QSB for
                Hirano                               December
                                                     31,
                                                     1994

10.36   10       Employee Stock Option dated         Report on
                 September 19, 1994, between CUSA    Form
                 Technologies, Inc., and Craig E.    10-QSB for
                 Allen                               December
                                                     31,
                                                     1994

10.37   10       Agreement and Plan of               Report on
                 Reorganization between              Form
                 CUSA Technologies, Inc., New        10-QSB for
                 Medical Computer                    March 31,
                 Management, Inc., Medical Computer  1995
                 Management Inc., and Phillip R.
                 Krieg, Scott D.
                 Brown, David W. Rathbun, and
                 Robert R.
                 Mitchell, dated May 18, 1995

10.38   10       Employment Agreement between        Report on
                 Phillip R. Krieg,                   Form
                 CUSA Technologies, Inc., and        10-QSB for
                 Healthcare Business                 March 31,
                 Solutions of Arizona, Inc., dated   1995
                 May 18, 1995

10.39   10       Employment Agreement between Scott  Report on
                 D. Brown,                           Form
                 CUSA Technologies, Inc., and        10-QSB for
                 Medical Computer                    March 31,
                 Management, Inc., dated May 18,     1995
                 1995

10.40   10       Employment Agreement between David  Report on
                 W.                                  Form
                 Rathbun, CUSA Technologies, Inc.,   10-QSB for
                 Medical                             March 31,
                 Computer Management, Inc., dated    1995
                 May 18, 1995

10.41   10       Employment Agreement between        Report on
                 Robert R.                           Form
                 Mitchell, CUSA Technologies, Inc.,  10-QSB for
                 Medical                             March 31,
                 Computer Management, Inc., dated    1995
                 May 18, 1995

10.42   10       Atherton Plaza Lease Agreement      Report on
                 between                             Form
                 Beckstrand and Associates and       10-QSB for
                 CUSA, Inc., dated January 5, 1995,  March 31,
                 as amended February 22, 1995        1995

10.43   10       Agreement and Plan of               Report on
                 Reorganization between CUSA         Form
                 Technologies, Inc., New Benchmark   8-K dated
                 Systems of VA., Inc., Benchmark     June 30,
                 Systems of VA., Inc., and Richard   1995
                 A. Pedersen and Bruce D. Matthews,
                 dated April 24, 1995

10.44   10       Employment Agreement With Richard   Report on
                 A. Pedersen                         Form
                                                     8-K dated
                                                     June 30,
                                                     1995

10.45   10       Employment Agreement With Bruce D.  Report on
                 Matthews                            Form
                                                     8-K dated
                                                     June 30,
                                                     1995

10.46   10       Agreement and Plan of               Report on
                 Reorganization between CUSA         Form
                 Technologies, Inc., New Benchmark   8-K dated
                 Systems of Wisconsin, Inc.,         July 21,
                 Benchmark Systems of Wisconsin,     1995
                 Inc., and Van Gusdorff, dated July
                 21, 1995

10.47   10       Employment Agreement With Van       Report on
                 Gusdorff                            Form
                                                     8-K dated
                                                     July 21,
                                                     1995

10.48   10       Non-Qualified Stock Option Granted  Report on
                 to Van Gusdorff                     Form
                                                     8-K dated
                                                     July 21,
                                                     1995

10.49   10       Agreement and Plan of               This Filing
                 Reorganization between CUSA         Page
                 Technologies, Inc., Preferred
                 Health Systems, Inc., Marc L.
                 McCabe, Steven R. Jones, and
                 Joseph J. Hughes, dated September
                 29, 1995

ITEM 16.         LETTER ON CHANGE IN CERTIFYING ACCOUNTANT
----------------------------------------------------------

CONTRACTS
---------

16.01   16       Letter from Joseph B. Glass &       Report on
                 Associates                          Form
                                                     8-K dated
                                                     March 24,
                                                     1995

ITEM 21.         SUBSIDIARIES OF CUSA TECHNOLOGIES, INC.
--------------------------------------------------------


21.01   21       Subsidiaries of CUSA Technologies,  This Filing
                 Inc.                                Page
                                                          ---

ITEM 27.         FINANCIAL DATA SCHEDULE
----------------------------------------


27.01   27       Financial Data Schedule             This Filing
                                                     Page
                                                          ---

REPORTS ON FORM 8-K

     The Company filed a report on form 8-K dated May 19, 1995, with respect to the acquisition of Medical Computer Management, Inc., and a report dated June 30, 1995, with respect to the acquisition of Benchmark Systems of VA, Inc. Since June 30, 1995, the Company has filed a report on form 8-K dated July 21, 1995, with respect to the acquisition of Benchmark Computers Systems, Inc.


                                   SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   CUSA TECHNOLOGIES, INC.


Dated:  October 12, 1995           By     /s/ Richard N. Beckstrand
                                     ---------------------------------

                                        Richard N. Beckstrand, President
                                       (Principal Executive Officer and
                                       Principal Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:           , 1995            By
        ---------                    ----------------------------
                                        L. Bruce Ford, D.P.M., Director


                                       30


Dated:  October 12, 1995           By     /s/ Richard N. Beckstrand
                                     ---------------------------------

                                        Richard N. Beckstrand, Director


Dated:           , 1995            By
        ---------                    ----------------------------
                                        Mark Scott, Director


Dated:           , 1995            By
        ---------                    ----------------------------
                                        L. James Jensen, Jr., Director


Dated:  October 12, 1995           By     /s/ Debbie Sanich
                                     ----------------------------

                                        Debbie Sanich, Director


Dated:  October 12, 1995           By     /s/ Gary L. Leavitt
                                     ----------------------------

                                        Gary L. Leavitt, Director


Dated:  October 12, 1995           By     /s/ David J. Rank
                                     ----------------------------

                                        David J. Rank, Director




                                       31
Dated:  October 12, 1995           By     /s/ Mike Hirano
                                     ----------------------------

                                        Mike Hirano, Chief Financial Officer


Dated:  October 12, 1995           By     /s/ Craig Allen
                                     ----------------------------

                                        Craig Allen, Controller

                          CUSA Technologies, Inc.

                Index to Consolidated Financial Statements

                                                                        Page


Report of Grant Thornton LLP, Independent Certified Public
Accountants (as to the fiscal year ended June 30, 1995)                 F-2

Report of Joseph B. Glass & Associates, Independent Certified
  Public Accountants (as to the fiscal year ended June 30, 1994)        F-3

Consolidated Balance Sheets as of June 30, 1995 and 1994                F-4

Consolidated Statements of Operations for the years ended
  June 30, 1995 and 1994                                                F-6

Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 1995 and 1994                                    F-7

Consolidated Statements of Cash Flows for the years ended
  June 30, 1995 and 1994                                                F-8

Notes to Consolidated Financial Statements                              F-9

                          REPORT OF INDEPENDENT
                       CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
CUSA Technologies, Inc.


We have audited the accompanying consolidated balance sheet of CUSA Technologies, Inc. and Subsidiaries as of June 30, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CUSA Technologies, Inc. and Subsidiaries as of June 30, 1995 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

Grant Thornton LLP
--------------------------
GRANT THORNTON LLP
Salt Lake City, Utah
September 15, 1995

                          REPORT OF INDEPENDENT
                       CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
CUSA Technologies, Inc.



We have audited the consolidated balance sheet of CUSA Technologies, Inc. and Subsidiaries as of June 30, 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CUSA Technologies, Inc. and Subsidiaries at June 30, 1994 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Joseph B. Glass & Associates
-------------------------------------
Joseph B. Glass & Associates
Salt Lake City, Utah

July 12, 1995

                          CUSA TECHNOLOGIES, INC.
                        Consolidated Balance Sheets

                                 June 30,


           ASSETS                          1995             1994
                                           ----------       -----------
Current assets
  Cash and cash equivalents                $  818,883       $   379,091
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $327,000 in 1995 and $52,600 in
    1994 (Notes C, E and F)                 5,141,582         1,067,140
  Inventories (Notes C and F)               1,274,088           297,004
  Refundable income taxes (Note J)                 -             20,831
  Prepaid expenses and other assets           288,310            75,279
                                           ----------       -----------

    Total current assets                    7,522,863         1,839,345

Property and equipment, at cost (Notes
C and F)
  Land                                        297,688           297,688
  Buildings and improvements                2,431,778         2,079,682
  Furniture, fixtures and equipment         2,133,952         1,021,815
  Other                                       230,427           138,751
                                           ----------       -----------

    Total property and equipment            5,093,845         3,537,936

  Less accumulated depreciation and
    amortization                              988,663           377,710
                                           ----------       -----------

    Net property and equipment              4,105,182         3,160,226

Equipment under capital lease obligations
  less accumulated amortization of
  $169,168 in 1995 and $9,438 in 1994
  (Note K)                                    461,834           389,127

Receivables from related parties (Note L)     330,054           255,563

Software development and acquisition costs
  less accumulated amortization of
  $568,292 in 1995 and $10,436 in 1994
  (Note B)                                  3,084,047         1,832,401

Excess of purchase price over fair value
  of net tangible and identifiable
  intangible assets acquired less
  accumulated amortization of
  $594,989 in 1995 and none in 1994
  (Note B)                                 13,431,054         4,480,877

Other assets                                  183,842            85,876
                                          -----------       -----------

                                          $29,118,876       $12,043,415
                                          ===========       ===========



        The accompanying notes are an integral part of these statements.


                          CUSA TECHNOLOGIES, INC.
                  Consolidated Balance Sheets - Continued
                                 June 30,



      LIABILITIES AND STOCKHOLDERS' EQUITY             1995           1994
                                                 -----------     -----------
Current liabilities
  Lines of credit with banks (Note C)            $   373,247     $   260,000
  Current installments of long-term debt
  (Note F)                                           870,668          84,506
  Current installments of obligations under
  capital leases (Note K)                            170,334         128,386
  Accounts payable                                 3,235,658       1,674,312
  Accrued liabilities and deposits (Note D)        2,841,168         721,222
  Income taxes payable (Note J)                       50,256               -
  Payables to related parties (Note L)             1,962,155          41,028
  Deferred revenue                                 5,515,623       2,486,055
                                                 -----------     -----------

    Total current liabilities                     15,019,109       5,395,509

Long-term debt with related parties (Note E)       1,145,000       1,405,000

Long-term debt, excluding current installments
  (Note F)                                         1,852,471         126,039

Obligations under capital leases, excluding
    current installments (Note K)                    226,356         234,712

Deferred income taxes (Note J)                       956,266          19,987
                                                 -----------     -----------

    Total liabilities                             19,199,202       7,181,247
                                                 -----------     -----------

Minority interest (Note B)                            (1,323)        626,776
                                                 -----------     -----------

Commitments and contingent liabilities
  (Notes C, K and M)                                       -               -

Stockholders' equity (Notes B, E, G, and H)
  Series A convertible preferred stock, $.001
    par value; authorized 1,500,000 shares;
    issued 1,000,000 shares                            1,000           1,000
  Common stock, $.001 par value; authorized
    25,000,000 shares; issued 8,509,516
    shares in 1995 and 4,739,294 shares
    in 1994                                            8,510           4,739
  Additional paid-in capital                       9,116,807       4,082,185
  Retained earnings                                  794,680         147,468
                                                 -----------     -----------

       Total stockholders' equity                  9,920,997       4,235,392
                                                 -----------     -----------

                                                 $29,118,876     $12,043,415
                                                 ===========     ===========


     The accompanying notes are an integral part of these statements.


                          CUSA TECHNOLOGIES, INC.
                   Consolidated Statements of Operations

                           Year ended June 30,

                                                   1995            1994
                                                -----------     ----------
  Net sales, service revenue, and
    rental income                               $32,539,715     $3,101,389

  Cost of goods sold and other direct costs      16,862,596      1,683,182
                                                -----------     ----------

       Gross profit                              15,677,119      1,418,207

  Product development costs                       1,790,823        225,015

  Selling, general and administrative
    expenses                                     12,016,136      1,303,961
                                                -----------     ----------

       Operating income (loss)                    1,870,160       (110,769)

  Other income (expense)
    Interest expense                               (388,617)       (15,197)
    Interest income                                  67,658         12,228
    Other, net                                       13,697          3,804
                                                -----------     ----------

  Income (loss) before income taxes
    (benefit)                                     1,562,898       (109,934)

  Income taxes (benefit) (Note J)                   786,872        (25,808)
                                                  -----------     ----------

    Net earnings (loss)                         $   776,026     $  (84,126)
                                                  ===========     ==========

  Earnings (loss) per common and common
    equivalent share
       Primary                                 $        .09    $      (.03)

       Fully diluted                           $        .08    $      (.03)

  Weighted average common and common
    equivalent shares
       Primary                                    7,655,280      2,418,837

       Fully diluted                              8,020,584      2,418,837





     The accompanying notes are an integral part of these statements.

                                          CUSA TECHNOLOGIES, INC.
                               Consolidated Statements of Stockholders' Equity
                                     Years ended June 30, 1995 and 1994


                                      Preferred stock           Common stock
                                    ------------------     ------------------       Additional                       Total
                                    Number of               Number of                paid-in       Retained      Stockholder's
                                     shares     Amount       shares     Amount       capitol       earnings         equity
                                     ---------   ------      ---------   ------      ----------     --------        --------

Balance at July 1, 1993                     -   $    -      1,889,030   $1,889       $  14,331     $231,594        $247,794

Merger with Dimension Capital
Corporation (Note B)                        -        -        385,934      386         160,120            -         160,506

Sale of common stock (Note B)               -        -        500,000      500         499,500            -         500,000

Shares issued under stock option
  plans (Note H)                            -        -        250,000      250         374,750            -         375,000

Shares issued to acquire real
  property (Note B)                 1,000,000    1,000      1,000,000    1,000       2,319,888            -       2,321,888

Shares issued in business
  acquisition (Note B)                      -        -        714,330      714         713,616            -         714,330

Net loss for the year                       -        -              -        -               -      (84,126)        (84,126)
                                    ---------   ------      ---------   ------      ----------     ---------      ----------

Balance at June 30, 1994            1,000,000    1,000      4,739,294    4,739       4,082,185      147,468       4,235,392

Shares issued in business
acquisitions
  (Note B)                                  -        -      3,514,227    3,514       4,593,046       (6,148)      4,590,412

Sale of shares to employees
  under stock purchase plan
  (Note H)                                  -        -        254,635      255         434,730            -         434,985

Shares issued under stock
  option plans (Note H)                     -        -          1,360        2           1,846            -           1,848

Proceeds from common stock
  warrants (Note E)                         -        -              -        -           5,000            -           5,000

Preferred stock dividends
  (Note G)                                  -        -              -        -               -     (122,666)       (122,666)

Net earnings for the year                   -        -              -        -               -      776,026         776,026
                                    ---------   ------      ---------   ------      ----------     ---------      ----------

Balance at June 30, 1995            1,000,000   $1,000      8,509,516   $8,510      $9,116,807     $794,680      $9,920,997
                                    =========   ======      =========   ======      ==========     =========     ===========



           The accompanying notes are an integral part of these statements.

                          CUSA TECHNOLOGIES, INC.
                   Consolidated Statements of Cash Flows
                     Year ended June 30, 1995 and 1994


                                                1995           1994
                                           ----------     ----------
Cash flows from operating activities
  Net earnings (loss)                      $  776,026     $  (84,126)
  Adjustments to reconcile net earnings
  (loss) to net cash provided by operating
  activities
    Depreciation and amortization           1,957,629        112,999
    Gain on sale of property and equipment     (7,158)             -
    Minority interest in loss of subsidiary    (6,539)        (3,804)
    Net change in assets and liabilities
       Trade accounts receivable           (2,217,938)      (162,394)
       Inventories                            285,981         (1,866)
       Prepaid expenses and other assets      (72,116)          (682)
       Accounts payable                      (379,810)       (36,301)
       Accrued liabilities and deposits       768,338         73,656
       Deferred revenue                       (81,090)       313,514
       Income taxes payable                     8,936        (64,587)
       Deferred income taxes                  767,508         11,708
                                           ----------     ----------
         Net cash provided by operating
         activities                         1,799,767        158,117
                                           ----------     ----------

Cash flows from investing activities
 Purchase of property and equipment          (798,187)       (66,387)
 Cash paid for business acquisitions,
    including acquisition costs, less
    cash acquired (Note N)                    (79,366)      (599,665)
 Software development costs                  (843,314)       (87,400)
 Advances to related parties                 (134,208)      (294,264)
 Proceeds from sale of property and
    equipment                                  20,635              -
 Increase in other assets                     (15,836)        (5,842)
                                           ----------     ----------
      Net cash used in investing
      activities                           (1,850,276)    (1,053,558)
                                           ----------     ----------

Cash flows from financing activities
 Proceeds from debt with related party      1,145,000              -
 Repayment of debt with related party      (1,405,000)             -
 Proceeds from long-term debt               2,000,000              -
 Repayment of long-term debt                 (207,039)        (7,795)
 Net decrease in lines of credit (Note C)    (321,000)             -
 Repayment of obligations under capital
                                             (172,109)       (18,088)
 Reduction of payables to related parties    (868,717)             -
 Sale of common stock, exercise of stock
    options and merger with Dimension
    Capital Corporation                       441,832      1,035,506
 Preferred stock dividends                   (122,666)             -
                                           ----------     ----------

      Net cash provided by financing
      activities                              490,301      1,009,623
                                           ----------     ----------

Net increase in cash and cash equivalents     439,792        114,182

Cash and cash equivalents at beginning
 of year                                      379,091        264,909
                                           ----------     ----------

Cash and cash equivalents at end of year   $  818,883     $  379,091
                                           ==========     ==========



     The accompanying notes are an integral part of these statements.

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994


NOTE A - DESCRIPTION OF BUSINESS OPERATIONS AND SUMMARY OF
         SIGNIFICANT ACCOUNTING POLICIES

  A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:


  1.  Description of Business Operations

  The principal business operations of CUSA Technologies, Inc. (CTI) and its subsidiaries (collectively, the Company ) is the development, sale, and support of computer software technology for the credit union, healthcare, and rental industries, including related hardware maintenance and other ancillary services such as disaster recovery services, and statement and microfiche processing. The Company also owns and operates two surgical centers and an office building complex in Nevada.
  2.  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of CTI and all of its subsidiaries, substantially all of which are wholly-owned at June 30, 1995. All significant intercompany balances and transactions have been eliminated in consolidation.

  3.  Revenue Recognition

  Revenue on hardware and software sales is generally recognized upon shipment. A portion of the revenue is deferred on certain sales when the Company has a significant obligation for future services. Software support and hardware maintenance services are billed in advance. Revenue from software support and hardware maintenance is deferred and recognized ratably over the maintenance period (generally one year). Revenue for other goods and services is recognized when the goods are shipped or when the services are rendered.

  4.  Cost of Goods Sold

  Cost of goods sold includes the amortization of software development and acquisition costs ($563,660 in 1995 and $10,436 in 1994) and costs related to software support and hardware maintenance, installation, and training such as personnel costs, travel and lodging.

  5.  Cash and Cash Equivalents

  Cash and cash equivalents consist of highly liquid investments with an original maturity of less than ninety days.

  6.  Concentrations of Credit Risk

  The Company markets its products and services to customers principally the credit union, healthcare and rental industries located throughout the United States. No single

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994



NOTE A - DESCRIPTION OF BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES - CONTINUED

  customer represents more than 10% of sales or accounts receivable. The Company performs ongoing credit evaluations of its customers financial condition.

  7.   Inventories

  Inventories, which consist principally of computer hardware for resale and for maintenance services, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  8.   Property and Equipment

  Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

  The estimated lives used in determining depreciation and amortization are:

    Buildings and improvements             5-32 years
    Furniture, fixtures and equipment      3-10 years
    Other                                   3-5 years

  Equipment under capital leases is amortized over the lives of the respective leases or for those leases which substantially transfer ownership over the service lives of the assets.

  The straight-line method of depreciation and amortization is followed for substantially all assets for financial reporting purposes. For tax purposes, certain assets are depreciated under accelerated methods.
  A provision for deferred income taxes relating to the temporary differences in depreciation has been recognized.

  9.   Intangible Assets

  All research and development costs incurred by the Company in the development and acquisition of computer software to be sold to customers is charged to expense until the technological feasibility of the software is established. After technological feasibility has been established, software development and acquisition costs are capitalized until the software is available for general release to customers. Software development and acquisition costs are recorded at the lower of unamortized historical cost or estimated net realizable value. Software development and acquisition costs are amortized on a product-by-product basis using the straight-line method over useful lives of three to five years.

  The excess of purchase price over fair value of net tangible and identifiable intangible assets acquired in certain business acquisitions is amortized on the straight-line method over fifteen years. On an ongoing basis, management reviews the valuation and amortization of the excess purchase price to determine possible impairment by comparing

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994



NOTE A - DESCRIPTION OF BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES - CONTINUED

  the carrying value to the undiscounted estimated future cash flows of the related businesses.

  10.   Income Taxes

  The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No.
  109,  Accounting for Income Taxes.   Under the liability method,
  deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the deferred tax liabilities or assets are expected to be paid or recovered. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

  11.  Earnings (Loss) Per Share

  Earnings or loss per common and common equivalent share is computed by dividing net earnings (loss) by the weighted average common shares outstanding during each year, including common equivalent shares (if dilutive). Common equivalent shares include stock options, convertible preferred stock and convertible debt. Earnings (loss) used in the calculation are reduced by the dividends paid to preferred stockholders.

  12.  Reclassifications

  Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.


NOTE B - BUSINESS ACQUISITIONS

  1.   Fiscal 1995

  During the year ended June 30, 1995, CTI acquired the following entities.

  VERSYSS Data Systems

  Effective September 1, 1994, CTI acquired 100% of the stock of RK & DR Concepts, Inc. dba VERSYSS Data Systems (VDS) in exchange for 1,500,000 shares of restricted common stock (valued at $1,800,000) and the payment of $700,000 on or before September 1, 1995. VDS markets software, hardware and support services to the credit union, healthcare and rental industries. Results of operations of VDS are included in the financial statements of the Company since September 1, 1994.
  The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible and identifiable intangible assets acquired, representing the customer base of VDS, is being amortized over fifteen years.

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994



NOTE B - BUSINESS ACQUISITIONS - CONTINUED


  Outside Force

  Effective November 15, 1994, CTI acquired 100% of the stock of Outside Force, Inc. (Outside Force) in exchange for 200,000 shares of restricted common stock (valued at $333,333) and the payment of $250,000 ($125,000 at closing and $125,000 on or before March 31,
  1995). Outside Force is the developer of a credit union management software system written in a fourth generation software language. Results of operations of Outside Force are included in the financial statements of the Company since November 15, 1994. The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible assets acquired was allocated to software acquisition costs and is being amortized over five years.

  Benchmark Computer Systems of Omaha

  Effective February 1, 1995, CTI acquired 100% of the stock of Benchmark Computer Systems, Inc., (Benchmark of Omaha) in exchange for 205,000 shares of restricted common stock (valued at $410,000) and the payment of $200,000 ($50,000 at closing and $150,000 on or before June 30, 1995). Benchmark of Omaha markets software, hardware and support services to the credit union and healthcare industries. Results of operations of Benchmark of Omaha are included in the financial statements of the Company since February 1, 1995. The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible and identifiable intangible assets acquired, representing the customer base of Benchmark of Omaha, is being amortized over fifteen years.

  Computer Ease

  Effective February 1, 1995, CTI acquired 100% of the stock of Computer Ease for $350,000, payable $200,000 at closing and two equal installments of $75,000 each on July 1, 1995 and January 2, 1996. Computer Ease is the developer of a rental center management software system. Results of operations of Computer Ease are included in the financial statements of the Company since February 1, 1995. The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible assets acquired was allocated to software acquisition costs and is being amortized over three years.

  Benchmark Systems of Virginia

  Effective May 1, 1995, CTI acquired 100% of the stock of Benchmark
  Systems of VA, Inc., (Benchmark of Virginia) in exchange for 380,000 shares of restricted common stock (valued at $950,000) and the payment of $1,000,000 ($100,000 at closing, $150,000 on June 15, 1995, and
  $750,000 on or before January 10, 1996). Benchmark of Virginia markets software, hardware and support services to the credit union and healthcare industries. Results of operations of Benchmark of Virginia are included in the financial statements of the Company since May 1, 1995.
  The acquisition has been accounted for as a purchase

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994



NOTE B - BUSINESS ACQUISITIONS - CONTINUED

  and the excess purchase price over fair value of net tangible and identifiable intangible assets acquired, representing the customer base of Benchmark of Virginia, is being amortized over fifteen years.

  Benchmark Computer Systems of Wisconsin

  Effective June 1, 1995, CTI acquired 100% of the stock of Benchmark Computer Systems, Inc. (Benchmark of Wisconsin) in exchange for 192,667 shares of restricted common stock (valued at $981,668). Benchmark of Wisconsin markets software, hardware and support services to the credit union and healthcare industries. Results of operations of Benchmark of Wisconsin are included in the financial statements of the Company since June 1, 1995. The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible and identifiable intangible assets acquired, representing the customer base of Benchmark of Wisconsin, is being amortized over fifteen years.

  Medical Computer Management, Inc.

  On May 18, 1995 CTI acquired 100% of the stock of Medical Computer Management, Inc. and its 90%-owned subsidiary, Healthcare Business Solutions of Arizona, Inc. (collectively, MCMI) in exchange for 300,000 shares of restricted common stock. MCMI developes, sells, and supports a medical management software system written in a fourth generation software language. The acquisition has been accounted for as a pooling of interests and, accordingly, all prior period financial statements presented have been restated as if the acquisition took place at the beginning of the earliest period presented.

  Separate results of operations for the periods prior to the acquisition of MCMI are as follows:
                           Nine months ended      Year ended
                             March 31, 1995      June 30, 1994
                             --------------      -------------
                               (Unaudited)

     Net sales
      CTI                   $20,224,134        $    545,686
      MCMI                    2,364,797           2,555,703
                              ----------          ----------

        Combined            $22,588,931        $  3,101,389
                              ==========          ==========
     Net earnings (loss)
      CTI                   $   838,430              $8,297
      MCMI                      182,355             (92,423)
                              ----------         -----------
        Combined            $ 1,020,785        $    (84,126)
                              ==========         ===========

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994



NOTE B - BUSINESS ACQUISITIONS - CONTINUED

  Sierra Surgery Center

  Effective November 1, 1994 CTI acquired 100% of the stock of the Sierra Surgery Center (Sierra) in exchange for 415,000 shares of restricted common stock. Sierra operates a surgery center in Nevada. Sierra was an entity under common control and accordingly the transaction has been accounted for on an as if pooled basis. However, the financial statements of the Company prior to the acquisition have not been restated due to the insignificance of the historical results of operations of Sierra.

  2. Fiscal 1994

  During the year ended June 30, 1994, CTI acquired the following businesses and properties:

  Dimension Capital Corporation

  On December 14, 1993, CTI (formerly known as Mountain Surgical Centers, Inc.) completed a merger with Dimension Capital Corporation (Dimension). The merger was accomplished through the exchange of 1,589,030 shares of CTI s common stock for 100% of the equity interest in Dimension and the repurchase of 14,066 shares held by dissenting shareholders of Dimension. This transaction was accounted for as a recapitalization of CTI in a manner similar to a reverse purchase. Accordingly, the historical financial statements presented for the period prior to the merger with Dimension are those of CTI. Concurrently with the merger with Dimension, CTI issued restricted common stock to certain private investors (including an officer and director of CTI) in exchange for $500,000 at $1 per share. As part of this stock sale, options to purchase an additional 1,000,000 shares of common stock were also issued to these investors at exercise prices which escalate from $1.50 to $3.00 per share over the subsequent five year period.

  CUSA, Inc.

  In a series of transactions in June and July, 1994, CTI acquired 100% of the stock of CUSA, Inc. (CUSA) and the minority interest in its subsidiaries held by third parties in exchange for 1,335,890 shares of restricted common stock (valued at $1,335,890). CUSA develops credit union management software systems and markets this software along with hardware and software support services to the credit union industry. Results of operations of CUSA are included in the financial statements of CTI since June 30, 1994. The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible and identifiable intangible assets acquired, representing the customer base of CUSA, is being amortized over fifteen years.

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994



NOTE B - BUSINESS ACQUISITIONS - CONTINUED


  Credit Union Division of VERSYSS, Inc.

  Effective June 22, 1994, CTI acquired the credit union operations and certain assets of the credit union division of VERSYSS, Inc. (the Division). The Division was a major distributor of CUSA s credit union management software system. The purchase price of the acquisition was approximately $3,122,000 consisting of $2,100,000 in cash and $1,022,000 in assumed liabilities. Results of operations of the Division are included in the financial statements of the Company since June 22, 1994. The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible and identifiable intangible assets acquired, representing the customer base of the Division, is being amortized over fifteen years.

  Office Rental Complex

  On June 22, 1994, CTI acquired 100% of the assets and operations of an office complex (the Complex) located in Nevada. The Complex, consisting of four separate buildings, was owned and operated by three separate limited partnerships. One of the general partners of these partnerships is an officer, director, and major shareholder of the Company. Accordingly, the acquisition has been accounted for as a transfer of assets between entities under common control and was recorded at depreciated historical cost. The Complex was acquired through the exchange of 1,000,000 shares of the Company s restricted common stock and 1,000,000 shares of the Company s Series A convertible preferred stock. The results of operations of the Complex are included in the financial statements of the Company since June 22, 1994.

  Assuming all of the acquisitions completed in fiscal years 1995 and 1994 described above had occurred on July 1, 1993, the Company s unaudited pro forma condensed consolidated results of operations would have been approximately as follow:
                                         Year ended June 30,
                                 ---------------------------
                                       1995          1994
                                       ----          ----

       Revenues                  $43,747,962     $39,748,628
                                  ==========      ==========

       Net earnings (loss)        $   35,255     $(1,021,080)


                                                                 16
                                  ==========      ==========

       Earnings (loss) per share  $        -     $     (0.14)
                                  ==========      ==========

     The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of the actual results that would have been achieved had the aforementioned acquisitions taken place at July 1, 1993 and are not necessarily indicative of future results.

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994



NOTE C - LINES OF CREDIT WITH BANKS

  Lines of credit with banks are as follows:
                                                     1995      1994
                                                    ------     ------
  Line of credit, interest at prime plus 2%
    (11% at June 30, 1995), maximum available
    $500,000 secured by accounts receivable,
    inventories and trust deed on real estate,
    personally guaranteed by an officer and
    director of the Company, due November 1995      $     -     $    -

  Line of credit, interest at prime plus 1/2%
    (9.5% at June 30, 1995), secured by accounts
    receivable and inventories of Benchmark
    of Virginia, due December 1995                  229,500          -

  Line of credit, interest at prime plus 2%
    (11% at June 30, 1995), secured by accounts
    receivable, inventories, and equipment of
    Benchmark of Omaha, due July 1995                99,711          -

  Line of credit, interest at prime plus 1.5%
    (10.5% at June 30, 1995), due January 1996       44,036          -

  Two lines of credit, interest at prime plus
    2.99%, maximum available $260,000, secured
    by accounts receivable, inventories and
    and equipment of CUSA, paid in December 1994          -    260,000
                                                   --------   --------
                                                   $373,247   $260,000
                                                   ========   ========

  Certain of the lines of credit contain conditions including, but not limited to, requirements that the Company maintain certain levels of profitability and meet certain financial ratios, and restrictions on dividend payments and acquisitions without bank approval. The Company is either in compliance with these conditions or has obtained a waiver in the event of noncompliance.

  The Company uses its $500,000 line of credit to help meet its daily principal cash requirements. The Company borrows on this line to pay for certain operating costs, debt service, and other costs. The Company deposits all daily cash collections from accounts receivable and other sources against the line to minimize amounts outstanding on the line. Total borrowings and repayments under all lines of credit are as follows:

    Total borrowings                      $1,007,432      $        -
    Total repayments                       1,328,432               -
                                         ------------     -----------
      Net decrease                        $ (321,000)     $        -
                                         ============     ===========

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994


NOTE D - ACCRUED LIABILITIES AND DEPOSITS

  Accrued liabilities and deposits consist of the following:

                                    1995       1994
                                 ---------   ---------

    Customer deposits           $1,117,950    $350,481
    Salaries and wages             460,990       6,925
    Vacation payable               366,007     128,325
    Sales commissions              285,295      38,676
    Payroll taxes and withholdings 216,076      83,456
    Sales and use taxes            210,745         204
    All other                      184,105     113,155
                                 ---------   ---------
                                $2,841,168    $721,222
                                 =========   =========

NOTE E - LONG-TERM DEBT WITH RELATED PARTIES

  The Company is indebted to a company affiliated with an officer and director of the Company for a long-term line of credit in the amount of $995,000, all of which has been drawn at June 30, 1995. This line of credit accrues interest at 5.86% and is due December 31, 1997. The line is secured by accounts receivable and is subordinated to long-term debt with a bank in the amount of $1,935,595 (Note F). In connection with this line, the Company issued warrants to purchase 100,000 shares of the Company s restricted common stock at $2.50 per share on or before December 31, 1997 in exchange for $5,000.

  The Company has issued debentures to an entity controlled by an officer and director of the Company in the principal amount of $150,000. The debentures bear interest at 8%, payable quarterly, and are convertible into common stock of the Company at $3.00 per share. The debentures mature June 30, 1998.

  In connection with the acquisition of the credit union division of VERSYSS, Inc. in June of 1994, an officer and director loaned the Company $1,405,000 in the form of an unsecured note. This obligation bore interest at 9% and was paid in December 1994 from the proceeds of other long-term debt with a bank.

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994



NOTE F - LONG-TERM DEBT

  Long-term debt is summarized as follows:                  1995        1994
                                                           --------   ---------
    Prime plus 1.5% (10.5% at June 30, 1995) note
      to a bank, payable in monthly installments
      of $20,817 including interest, due December 2006,
      secured by trust deed on real estate and
      assignment of rents, and personally guaranteed
      by an officer and director of the Company           $1,657,012  $       -

    Prime plus 1.5% (10.5% at June 30, 1995) note
      to a bank, payable in monthly installments
      of $6,371 including interest, due December 1999,
      secured by trust deed on real estate and
      personally guaranteed by an officer and director
      of the Company                                         278,583          -

    Prime plus 2.25% (11.25% at June 30, 1995) note to
      a commercial lender, payable in monthly installments
      of $5,560 including interest, due February 2001,
      secured by equipment, inventories, and accounts
      receivable of Benchmark of Wisconsin                   285,790          -

    Prime plus 2.25% (11.25% at June 30, 1995) note to
      a bank, payable in monthly installments of
      $7,139 including interest, due March 1999,
      secured by inventories, accounts receivable,
      and equipment of Benchmark of Omaha                    272,613          -

    Noninterest bearing notes to a supplier,
      due in April and June 1996, unsecured                   97,687          -

    Obligation to an individual, payable in
      quarterly installments of $11,094 including
      imputed interest at 9%, due December 1996,
      unsecured                                               63,203    107,016

    Other notes and obligations, payable through
      March 1999                                              68,251    103,529
                                                           ---------  ---------
                                                           2,723,139    210,545
    Less current installments                                870,668     84,506
                                                           ---------  ---------
                                                          $1,852,471   $126,039
                                                           =========  =========

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994


NOTE F - LONG-TERM DEBT - CONTINUED


  The notes identified above that are secured by the inventories, accounts receivable and equipment of Benchmark of Wisconsin and Benchmark of Omaha are guaranteed by the Small Business Administration. The lenders on these notes have indicated that the Company will need to refinance these loans within the next year since the Company is not
  a  small business.   The Company expects that these notes will be repaid
  within the next year and accordingly has included the entire balance of these notes in current installments of long-term debt.

    Maturities of long-term debt are as follows:

          Year ending
            June 30,

            1996                           $  870,668
            1997                              175,104
            1998                              168,017
            1999                              182,024
            2000                              166,091
          Thereafter                        1,161,235
                                            ---------
                                           $2,723,139
                                            =========

NOTE G - CONVERTIBLE PREFERRED STOCK

  The 1994 Series A Convertible Preferred Stock (the Preferred Stock) has a preferential liquidation rate of $2.00 per share plus unpaid dividends and may be redeemed at the Company s option at $2.00 per share. The Preferred Stock pays dividends at the rate of $.12 per share per annum and dividends are cumulative. The Preferred Stock is convertible into common stock of the Company (subject to certain adjustments) at the rate of three shares of the Preferred Stock for two shares of common stock. The Preferred Stock is convertible into common stock at the option of the preferred stockholder or automatically upon the occurrence of either of the following:

    o The filing of a public offering of the securities of the Company for a minimum of at least $2,000,000 in cash, or

    o The listing of the Company s common stock on the Nasdaq market at a price of not less than $3.00 per share for at least 20 days prior to the conversion date.

  The Preferred Stock has voting rights based on the number of shares of common stock that would be outstanding if the Preferred Stock were converted.

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994



NOTE H - EMPLOYEE STOCK OPTION AND PURCHASE PLANS

  1. Stock Options

  The Company has three stock option plans under which stock options are granted at fair market value on the date of the grant. Options are generally exercisable for a period of five years following the date of grant and may include vesting provisions and/or stock appreciation rights. Under the 1993 Employee Stock Option Plan, the Company authorized the issuance of options to acquire up to 500,000 shares of the Company s common stock, of which 480,000 have been granted at June 30, 1995. Under the 1995 Employee Stock Option Plan, the Company authorized the issuance of options to acquire up to 300,000 shares, of which 44,500 have been granted at June 30, 1995. The Director Stock Option Plan authorizes options up to 62,500 shares, of which 47,500 have been granted at June 30, 1995 and provides for the grant to each director serving at the end of the fiscal year of an option to acquire 2,500 shares of common stock. In addition to the options granted under the plans described above, the Company has also granted non-statutory options to certain individuals, including certain officers, directors and stockholders, in conjunction with their employment, equity and debt financing or personal guarantees.

  The following is a summary of stock options for the two years ended June 30, 1995:

                                        Number of shares   Price per share
                                        ----------------  ----------------
      Outstanding at July 1, 1993                  -                    -
      Granted                              1,293,200       $1.30 to $2.00
      Exercised                             (250,000)                1.50
                                           ---------
      Outstanding at June 30, 1994         1,043,200        1.30 to  2.00
      Granted                              1,538,800        1.80 to  3.57
      Exercised                               (1,360)       1.30 to  1.80
      Cancelled                               (5,400)       1.30 to  1.80
                                           ---------
      Outstanding at June 30, 1995         2,575,240        1.30 to  3.57
                                           =========
      Exercisable at June 30, 1995         1,958,600
                                           =========
      Available for grant at June 30, 1995   290,500
                                           =========
  2. Employee Stock Purchase Plan

     During the year ended June 30, 1995, the Company sponsored the 1994 Employee Stock Purchase Plan, under which the Company reserved 400,000 shares of common stock. Under the terms of the plan, any employee who was customarily employed for more than twenty hours per week and more than five months in a calendar year was eligible to participate. Eligible employees could purchase up to 12,500 shares of the Company s common stock at 85% of fair market value. The Company paid one third of the purchase price for the first 1,000 shares purchased. The stock purchase plan terminated on June 30, 1995. Under the plan, 125 employees purchased 254,635 shares of common stock for an aggregate purchase price of $434,985 (including $66,684 paid by the Company).

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994



NOTE I - RETIREMENT PLAN

  The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code. To participate an employee must meet certain minimum age and length of service requirements. Company contributions to the 401(k) plan are at the discretion of the Board of Directors. The Company made no contribution to the 401(k) plan during 1995 or 1994.


NOTE J - INCOME TAXES

  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard #109, Accounting for Income Taxes. This standard requires that taxes be recorded based upon the tax rate at which the items of income and expense are expected to be settled in the Company s tax return.

  The provision (benefit) for income taxes consists of the following:

                                        1995            1994
                                       -------        -------
    Current:
       Federal                        $ 17,836    $    (9,634)
       State                             1,528              -

    Deferred:
       Federal                         706,915        (11,992)
       State                            60,593         (4,182)
                                      --------        --------
        Total                         $786,872     $  (25,808)
                                      ========        ========

  Differences between income taxes (benefit) at the statutory Federal income tax rate and the Company s effective tax rate are as follows:

                                        1995          1994
                                      --------      --------
  Tax at Federal statutory rate       $547,014    $ (38,477)
  State income taxes, net of
    Federal tax benefit                 46,887       (7,218)
  Amortization of certain
    intangible assets                  170,052             -
  Non-deductible portion of
    meals and entertainment             29,653         5,025
  Change in valuation allowance              -        14,403
  Other, net                            (6,734)          459
                                      --------      --------
  Income taxes (benefit)              $786,872      $(25,808)
                                      ========      ========
  Effective income tax rate              50.3%         23.5%
                                      ========      ========

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994


NOTE J - INCOME TAXES - CONTINUED

  Deferred taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. The following deferred taxes were recorded at June 30, 1995:
                                                  1995
                                               ---------
  Deferred tax assets
    Net operating losses                      $  216,389
    Certain accrued liabilities                  120,983
    Allowance for uncollectible accounts          28,098
    Less valuation allowance                     (96,614)
                                               ---------
                                                 268,856
                                               ---------
  Deferred tax liabilities
    Capitalized software costs                  (765,794)
    Depreciation of property and equipment      (220,140)
    Differences in deductible goodwill          (212,800)
    Other, net                                   (26,388)
                                              ----------
                                              (1,225,122)
                                              ----------
                                             $ (956,266)
                                              ==========

  CUSA has net operating loss carryforwards of approximately $570,000 for income tax purposes which expire in years through 2009. The utilization of net operating losses arising from the acquisition of another business is subject to limitation under the Internal Revenue Code Section 382. Additionally, certain net operating loss carryforwards are further limited when those losses arose prior to the Company owning 80% or more of the equity interest in the loss corporation.

  The Company has not yet completed its evaluation of deferred income taxes or net operating losses on certain of the acquired companies described in Note B. Accordingly, the purchase price allocation for these companies is subject to change based on the Company's final evaluation of differences between tax and financial statement bases of acquired assets and liabilities.


NOTE K - LEASING ARRANGEMENTS

  The Company leases substantially all of its office facilities under non-cancelable operating leases. One of these leases is with a company controlled by an officer and director of the Company. The Company also leases certain of its property and equipment under both capital and non-cancelable operating leases.

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994



NOTE K - LEASING ARRANGEMENTS - CONTINUED

  Future minimum lease payments under capital and non-cancelable operating leases as of June 30, 1995 are as follows:


                                                Operating leases
                                          ------------------------------
   Year ending June 30,   Capital leases  Third parties   Related party
   --------------------   --------------  -------------  ---------------
            1996               $208,299   $  934,020     $   296,430
            1997                163,854      755,553         308,132
            1998                 88,493      549,381         320,419
            1999                 11,339      422,502         333,319
            2000                    507      239,570         346,866
           Thereafter                 -            -       1,821,859
                               --------    ---------       ---------
   Total minimum lease
     payments                   472,492   $2,901,026      $3,427,025
   Less amount representing
     interest                    75,802
                               --------

   Present value of net
     minimum capital lease
     payments                   396,690
   Less current installments
     of obligations under
     capital leases             170,334
                               --------
                               $226,356
                               ========

   Total rent expense under operating leases was $1,462,000 in 1995 and $117,000 in 1994, including rent expense of $364,000 in 1995 and none in 1994 under the lease with the company controlled by an officer and director of the Company.

   The Company owns an office complex consisting of four adjacent buildings which are leased to various tenants under non-cancelable operating leases. Future minimum lease payments due from tenants as of June 30, 1995 are as follows:

          Year ending
            June 30,
          -----------
            1996                           $  350,262
            1997                              274,286
            1998                              150,814
            1999                              132,280
            2000                              134,028
          Thereafter                          421,000
                                            ---------
                                           $1,462,670

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994



NOTE L - RELATED PARTY TRANSACTIONS

  1.   Receivables from related parties

  Receivables from related parties consist of the following:
                                                         1995       1994
                                                      ----------  ---------
    12% note to a stockholder of the Company,
      payable in monthly installments of $2,000,
      due in July 2005                                  $153,494   $       -

    Receivable for costs incurred for water damage
      to one of the buildings owned by the Company,
      amount guaranteed by an officer and director
      of the Company                                     131,560           -

    8.5% note to a stockholder and
      employee of the Company, interest
      payable annually, principal due upon
      termination of employment, secured by
      10,000 shares of CTI stock                          45,000          -

    Non-interest bearing advances to the Sierra Surgery
      Center for construction and preliminary
      operations prior to its acquisition by CTI               -    255,563
                                                        ========   ========
                                                        $330,054   $255,563


  2.   Payables to related parties

  At June 30, 1995, payables to related parties principally consist of amounts remaining to be paid on the acquisitions of VDS ($700,000), Benchmark of Omaha ($150,000), Computer Ease ($75,000), and Benchmark of Virginia ($1,000,000). As described in Note B, all of these amounts are scheduled to be paid through January 1996.

  At June 30, 1994, payables to related parties consisted of advances and a bonus in the aggregate amount of $41,028 due to the former majority stockholder of CUSA.

  3. Relocation agreement

  In conjunction with the acquisition of VDS, the Company entered into a relocation agreement with a current officer, director, and shareholder of under which the Company 1) has agreed to advance $6,000 per month for the monthly mortgage payment on his house in Pennsylvania to be repaid on September 30, 1997 and 2) has agreed to issue him options to purchase 200,000 shares of common stock at an exercise price of $2.25 per share.

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994



NOTE M - COMMITMENTS AND CONTINGENT LIABILITIES

  1.   Employment contracts

  The Company has employment agreements with certain of its management personnel. These agreements generally continue until terminated by the employee or by the Company, and generally provide for salary continuation for a limited period of time after termination. In the case of two executives, their employment agreements provide employment terms of ten and five years, respectively, although the Company may terminate the agreements for payments of $500,000 and $200,000, respectively.

  2.   Legal matters

  The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management and legal counsel, such matters will not have a material effect on the financial position of the Company.


NOTE N - SUPPLEMENTAL CASH FLOW INFORMATION

  As described in Note B, the Company has completed several business acquisitions during the years ended June 30, 1995 and 1994. A summary of the purchase prices paid, fair value of assets acquired and liabilities assumed are as follows:

                                                      1995            1994
                                                  -----------      ----------
    Fair value of assets acquired                 $15,051,322      $11,825,081
    Less cash acquired                               (633,081)        (150,335)
    Liabilities assumed and minority interest     (10,370,022)      (8,038,863)
    Issuance of common and preferred stock         (3,968,853)      (3,036,218)
    Cash paid for business acquisitions,          -----------       ----------
      including acquisition costs, less
      cash acquired                              $     79,366      $   599,665
                                                  ===========       ==========

                                                       1995           1994
                                                   -----------     -----------
    Cash paid during the year for:
       Interest                                  $    348,663      $    15,197
       Income taxes                                         -           31,228

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994



NOTE O - INDUSTRY SEGMENTS

Information related to the Company s three industry segments for the years ended June 30, 1995 and 1994 is as follows:

                                                         1995          1994
                                                     -----------    ----------
    Net sales, service revenue, and rental income:
      Computer information management systems        $31,704,394     $2,622,069
      Real estate rental                                 428,292         10,019
      Surgery centers                                    407,029        469,301
                                                      ----------      ---------
      Consolidated totals                            $32,539,715     $3,101,389
                                                      ==========      =========

    Income (loss) before income taxes (benefit):
      Computer information management systems        $ 2,610,408     $ (122,969)
      Real estate rental                                 217,790          4,683
      Surgery centers                                    120,848        251,776
                                                      ----------      ---------
                                                       2,949,046        133,490
                                                      ----------      ---------
        Corporate and other (1)                       (1,386,148)      (243,424)
                                                      ----------      ---------
          Consolidated totals                        $ 1,562,898    $ (109,934)
                                                      ==========      =========
    Identifiable assets (2):
      Computer information management systems       $25,160,226     $ 8,778,432
      Real estate rental                              2,510,948       2,394,340
      Surgery centers                                   254,937         416,345
                                                     ----------      ----------
                                                     27,926,111      11,589,117
         Corporate and other                          1,192,765         454,298
                                                     ----------      ----------
           Consolidated totals                      $29,118,876     $12,043,415
                                                     ==========      ==========
    Depreciation and amortization:
      Computer information management systems       $ 1,824,514     $   100,915
      Real estate rental                                117,670               -
      Surgery centers                                    15,445          12,084
                                                     ----------      ----------
                                                    $ 1,957,629     $   112,999
                                                     ==========      ==========

                           CUSA TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 and 1994



NOTE O - INDUSTRY SEGMENTS - CONTINUED

    Capital expenditures:
      Computer information management systems       $   773,382    $     13,586
      Real estate rental                                 15,054          49,835
      Surgery centers                                     9,751           2,966
                                                     ----------     -----------
                                                    $   798,187    $     66,387
                                                     ==========     ===========

  (1) Corporate and other includes corporate general and administrative expenses, net interest expense, minority interests, and other non-operating income and expenses.

  (2) Identifiable assets by industry segment exclude intercompany receivables and investments. Corporate assets are principally cash, deferred charges and certain notes receivable.


NOTE P - SUBSEQUENT EVENTS (UNAUDITED)

  On September 29, 1995, CTI acquired 100% of the equity interest in Preferred Health Systems, Inc. (PHS), a software development company. In connection with the acquisition, the Company issued 75,000 shares of restricted common stock. PHS is the owner and developer of a fourth generation language software solution for managed health care organizations. PHS had no sales during the year ended June 30, 1995 and the assets and liabilities of PHS are not significant to the consolidated financial statements of the Company.

  From July 1, through October 6, 1995, the Company issued additional debentures to an entity controlled by an officer and director in the aggregate amount of $1,300,000.

  In August 1995, the Company renegotiated an agreement with the owners of a healthcare software system being developed for the Company. Under this agreement the software development will be completed and the Company will receive a worldwide license to distribute this product in exchange for cash, common stock, and future royalties.

  Subsequent to June 30, 1995, the Company has placed the Office Complex up for sale anticipating that the capital represented by the buildings can be better utilized by the Company in financing the expansion of its core business of providing integrated computer services.