Form 10QSB
period 1995-09-30
CUSA TECHNOLOGIES INC
filed 1995-11-21
CIK 818073

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                               FORM 10-QSB

(Mark One)
 (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1995


Commission File Number       33-15370-D


CUSA Technologies, Inc.
State of Incorporation:  Nevada
IRS Identification Number: 87-0439511

Adress of principle executive officers:

               986 West Atherton Drive
               Salt Lake City, Utah  84123


Telephone:  (801) 263-1840


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes ___X___              No ________

             APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                  APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 17, 1995, the Issuer had 8,509,918 shares of its common stock, par value $0.001 per share, issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

                      Yes ________   No ___X____

                                PART I

                        FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS


    CUSA Technologies, Inc. (the "Company"), has included the condensed consolidated balance sheets of the Company and its subsidiaries as of September 30, 1995 (unaudited) and June 30, 1995 (the Company's most recent fiscal year), unaudited condensed consolidated statements of operations and cash flows for three months ended September 30, 1994 and 1995, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on form 10-KSB for the year ended June 30, 1995.

                                     CUSA TECHNOLOGIES, INC.
                                    Consolidated Balance Sheets
                                                                             September 30,        June 30,
                                                                                  1995              1995
                                                                              (Unaudited)
   ASSETS
Current Assets:
 Cash                                                                      $        371,810           818,883
 Trade accounts receivable, net of allowance for
  doubtful accounts                                                               5,205,454         5,141,582
 Inventories                                                                      1,143,403         1,274,088
 Prepaid expenses and other assets                                                  311,976           288,310

  Total current assets                                                            7,032,643         7,522,863

Property and equipment
 Land                                                                               297,688           297,688
 Buildings and improvements                                                       2,447,409         2,431,778
 Furniture, fixtures and equipment                                                2,399,763         2,133,952
 Other                                                                              274,342           230,427

  Total property and equipment                                                    5,419,202         5,093,845

 Less accumulated depreciation and amortization                                   1,202,879           988,663

  Net property and equipment                                                      4,216,323         4,105,182

Equipment under capital lease obligations, net                                      414,977           461,834

Receivables from related parties                                                    330,054           330,054

Software development and acquisition costs, net                                   3,425,581         3,084,047

Excess of purchase price over fair value of net tangible
 and identifiable intangible assets acquired, net                                13,170,036        13,431,054

Other assets                                                                        205,751           183,842

                                                                           $     28,795,365        29,118,876

The accompanying notes are an integral part of these statements.



                                     CUSA TECHNOLOGIES, INC.
                                    Consolidated Balance Sheets

                                                                             September 30,        June 30,
                                                                                  1995              1995
                                                                              (Unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Lines of credit with banks                                                $        494,454           373,247
 Current installments of long-term debt                                             848,553           870,668
 Current installments of obligations under capital leases                           146,945           170,334
 Accounts payable                                                                 3,157,818         3,235,658
 Accrued liabilities and deposits                                                 2,728,547         2,841,168
 Income taxes payable                                                                30,195            50,256
 Payables to related parties                                                      1,554,102         1,962,155
 Deferred revenue                                                                 4,635,044         5,515,623

  Total current liabilities                                                      13,595,658        15,019,109

Long-term debt with related parties                                               2,245,000         1,145,000

Long-term debt, excluding current installments                                    1,807,494         1,852,471

Obligations under capital leases,  excluding current installments                   203,467           226,356

Deferred income taxes                                                             1,090,466           956,266

  Total liabilities                                                              18,942,085        19,199,202

Minority interest                                                                    (1,079)           (1,323)

Commitments and contingent liabilities                                                    -                 -

Stockholders' equity:
 Series A convertible preferred stock, $.001  par value;
  authorized 1,500,000 shares; issued 1,000,000 shares                                1,000             1,000
 Common stock,  $.001 par value; authorized 25,000,000 shares;
  issued 8,509,846 shares at September 30, 1995 and
  8,509,516 shares at June 30, 1995                                                   8,510             8,510
 Additional paid-in capital                                                       9,117,350         9,116,807
 Retained earnings                                                                  727,499           794,680
  Total stockholders' equity                                                      9,854,359         9,920,997

                                                                           $     28,795,365        29,118,876

The accompanying notes are an integral part of these statements.

                                                     CUSA TECHNOLOGIES, INC.
                                             Consolidated Statements of Operations
                                                         (Unaudited)
                                               Three months ended September 30,

                                                                                      1995                 1994
Net sales, service revenue, and rental income                               $          10,730,199            4,957,468

Cost of goods sold and other direct costs                                               5,605,131            2,405,595

  Gross profit                                                                          5,125,068            2,551,873

Product development costs                                                                 634,611              239,219

Selling, general and administrative  expenses                                           4,274,701            1,996,051

  Operating income                                                                        215,756              316,603

Other income (expense):
 Interest expense                                                                        (120,663)             (82,288)

 Interest income                                                                            2,170               14,188

 Other, net                                                                                  (244)                (915)

  Income before income taxes                                                               97,019              247,588

Income taxes                                                                              134,200               67,858

  Net earnings (loss)                                                       $             (37,181)             179,730

Earnings  (loss) per common and common
 equivalent share
  Primary                                                                   $              (0.01)                 0.03

  Fully diluted                                                             $              (0.01)                 0.03

Weighted average common and common
 equivalent shares
  Primary                                                                               8,509,697            5,722,173

  Fully diluted                                                                         8,509,697            5,722,173

The accompanying notes are an integral part of these statements.

                                             CUSA TECHNOLOGIES, INC.
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)
                                         Three months ended September 30,

                                                                                  1995              1994

Cash flows from operating activities:
 Net earnings  (loss)                                                      $        (37,181)          179,730
 Adjustments to reconcile net earnings (loss) to
  net cash used in operating activities:
  Depreciation and amortization                                                     684,400           345,623
  Minority interest in loss of subsidiary                                               244               915
  Net change in assets and liabilities:
   Accounts receivable                                                              (63,872)         (666,435)
   Inventories                                                                      130,685          (142,307)
   Prepaid expenses and other assets                                                (38,666)          (80,608)
   Accounts payable                                                                 (45,926)           64,251
   Accrued liabilities and deposits                                                (112,621)          178,941
   Deferred revenue                                                                (920,905)           51,465
   Income taxes payable                                                              (5,061)           10,015
   Deferred income taxes                                                            134,200          (219,704)
            Net cash used in operating activities                                  (274,703)         (278,114)

Cash flows from investing activities:
 Purchase of property and equipment                                                (325,357)          (96,504)
 Cash paid for business acquisitions, including
   acquisition costs, less cash acquired                                            (52,765)          260,428
 Software development costs                                                        (437,666)         (200,322)
 Decrease (increase) in other assets                                                (26,909)           11,809
           Net cash used in investing activites                                    (842,697)          (24,589)

Cash flows from financing activities:
 Proceeds from debt with related party                                            1,100,000           950,000
 Net Increase in lines of credit                                                    121,207                 -
 Repayment of obligations under capital leases                                      (46,278)          (38,510)
 Repayment of long-term debt                                                        (67,092)           (7,006)
 Reduction of payables to related parties                                          (408,053)         (184,817)
 Proceeds from exercise of stock options                                                543                 -
 Preferred stock dividends                                                          (30,000)          (32,666)
           Net cash provided by financing activities                                670,327           687,001


Net increase (decrease) in cash and cash equivalents                               (447,073)          384,298

Cash and cash equivalents at beginning of period                                    818,883           379,091

Cash and cash equivalents at end of period                                 $        371,810           763,389

The accompanying notes are an integral part of these statements.

                    CUSA TECHNOLOGIES, INC.
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CUSA Technologies, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's latest report on Form 10-KSB for the year ended June 30, 1995. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of September 30, 1995, and its consolidated results of operations and cash flows for the three months ended September 30, 1995 and 1994. The results of operations for the three months ended September 30, 1995 may not be indicative of the results that may be expected for the year ending
June 30, 1996.


(2) Reclassifications and Restatement

Certain reclassifications have been made to the consolidated statement of operations for the three months ended September 30, 1994 to conform to the 1995 presentation. Furthermore, the consolidated statements of operations and cash flows for the three months ended September 30, 1994 have been restated to reflect the acquisition of Medical Computer Management, Inc., which has been accounted for as a pooling of interests.


(3) Earnings (loss) per Share

Earnings or loss per common and common equivalent share is computed by dividing net earnings (loss) by the weighted average common shares outstanding during the period, including common equivalent shares (if dilutive). Common equivalent shares include stock options, convertible preferred Earnings or loss used in this calculation are reduced by the dividends to preferred stockholders.

(4) Convertible Debentures

The Company has issued debentures to an entity controlled by an officer and director of the Company. Total receipts under the debenture agreement are $150,000 at June 30, 1995, an additional $1,100,000 during the quarter ended September 30, 1995, and an additional $200,000 subsequent to September 30, 1995. The debentures bear interest at 8%, payable quarterly, and are convertible into common stock of the Company at $3.00 per share. The debentures, which mature June 30,1998, are included in the balance sheet under the caption "Long-term debt with related parties."


(5) Contingent Liabilities

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management and legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.


(6) Subsequent Event

Effective October 1, 1995, the Company acquired 100% of the equity interest in Preferred Health Systems, Inc. (PHS), a software development company. In connection with the acquisition, the Company issued 75,000 shares of restricted common stock. PHS is the owner and developer of a fourth generation language software application for managed healthcare organizations. The assets, liabilities, and operations of PHS are not significant to the consolidated financial statements of the Company.

ITEM 2. MANAGMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company develops and markets information systems, including software, hardware, installation, training, and software and hardware maintenance, to the financial industry (primarily credit unions), the healthcare industry, and the equipment rental business. Since June of 1994, the Company has significantly expanded its customer base and software offerings through the acquisition of a number of business entities. These acquisitions were completed at various dates through September
30, 1995, and, with the exception of Medical Computer
Management, Inc. ("MCMI"), all were accounted for according to the rules of purchase accounting. (For a discussion of these acquisitions please refer to the Company's report on Form 10-KSB for the year ended June 30, 1995.) Thus, except for MCMI, the results of operations for the three months ended September 30, 1994, do not include the results of the operations of the entities acquired during the 12 months ending September 30, 1995.

Net sales, service revenue, and rental income

Net sales, service income and rental income primarily consist of new and upgrade computer system sales (including hardware, software, installation and training), amounts earned pursuant to hardware maintenance and software support agreements, and the sale of related products such as statement printing, disaster recovery and microfiche preparation and archival services. The Company's revenues increased 116 percent from $4,957,468 for the three months ended September 30, 1994 to $10,730,199 for the three months ended September 30, 1995. This increase is the result of the inclusion of the revenues for the entities acquired during the 12 months ended September 30, 1995 in the results from operations for the three months ended September 30, 1995 and of increased sales of computer systems, maintenance and support agreements and related products caused by the synergy of the acquired entities.

Cost of goods sold and other direct costs

Cost of goods sold and other direct costs reflect mainly the cost of hardware and software purchased for resale, the amortization of capitalized software development costs, and the expense of supporting and installing the systems sold. Costs of goods sold increased 133 percent from $2,405,595 for the quarter ended September 30, 1994 to $5,605,131 for the three months ended September 30, 1995. Cost of goods sold as a percentage of revenues was 49 percent for the three months ended September
30, 1994 and 52 percent for the three months ended September 30, 1995. The increase in cost of goods sold as a percentage of revenue reflects a change in product mix toward lower margin hardware upgrade sales in the three months ended September 30, 1995 as compared with the previous year.

Product development costs

Product development costs represent the uncapitalized cost of software development. Uncapitalized costs include the time and materials required for fixing system operational errors and maintenance software upgrades. Product development and maintenance costs were $239,219 and $634,611 for the three months ended September 30, 1994 and 1995 respectively. The increase reflects the expanded product development efforts of the combined acquired entities.

Selling, general and administrative expense

Selling, general and administrative expenses increased 114 percent from $1,996,051 for the three months ended September 30, 1994 to $4,274,701 for the three months ended September 30, 1995. Selling, general and administrative expenses were 40 percent of revenues in the three months ended September 30, 1994 and 1995. This increase is consistent with the expansion of the Company's business through acquisitions.

Amortization of intangible assets

Significant portions of the purchase price of the acquisitions have been allocated to intangible software acquisition costs and the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The software acquisition costs are amortized over the estimated life of the software acquired (principally three to five years). The excess of the purchase price, which relates primarily to the customer base of the acquired companies, is amortized using the straight line method over an estimated life of 15 years. During the three months ended September 30, 1994 and 1995, total amortization of the excess purchase price was $86,913 and $214,287 respectively, and amortization of software development and acquisition costs was $40,488 and $209,040 respectively.

Net Earnings and Income Taxes

Net income before income taxes was $97,019 for the three months ended September 30, 1995 compared to $247,558 for the three months ended September 30, 1994. Income taxes for 1995 were $134,200, the payment of which is substantially all deferred into future periods because of the utilization of acquired net operating losses or other income tax elections that allow for such deferral. The effective income tax rate for 1995 was 138 percent, which exceeds the federal statutory rate of 35 percent principally due to the nondeductibility of the amortization of the excess purchase price over the fair value of assets acquired associated with all of the acquisitions except the VERSYSS Credit Union division. Historically, the profitability of the Company's acquired businesses is lower during the quarters ended June 30 and September 30. Management anticipates that the levels of profitability of the Company should substantially increase in the quarters ending December 31, 1995, and March 31 1996, as compared to the quarters ended June 30 and September 30, 1995.

Capital resources and liquidity

At September 30, 1995 the Company had current assets of $7,032,643 and current liabilities of $13,595,658. Thus, current liabilities exceeded current assets by $6,563,015. Current liabilities include $4,635,044 of deferred revenue which primarily represents customer prepayment of hardware and software maintenance services.

The Company principally uses a line of credit of $500,000 to meet its short term liquidity needs. The line bears an interest rate of prime plus two percent and is secured by accounts receivable, inventory and a trust deed on real estate and matures on November 30, 1995. The Company has applied with a bank for an increase in this line of credit commensurate with increased available collateral. The bank is currently reviewing the Company's application.

From June 20, 1995 to November 20, 1995, the Company received $1,450,000 pursuant to the issuance of debentures to an entity controlled by an officer and director of the Company. The debentures, due June 30, 1998, are convertible into the Company's common stock at any time at the discretion of the holders at a rate of $3.00 per share during the first year, $3.50 per share during the second year, and $4.00 per share during the final year, and bear an interest rate of 8 percent per annum, payable quarterly. The board of directors has authorized the issuance of up to $3,000,000 of similar convertible debentures, but there can be no assurance that the rest of the convertible debentures can be placed.

The Company anticipates that its current and anticipated future financing sources, together with cash flow from operations will be sufficient to meet the cash requirements of current operations through September of 1996. The Company will continue to seek ways to increase its working capital and to provide necessary cash for the operation of its business, but does not currently have any other arrangements in place.





PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management and in-house legal counsel, the ultimate resolution of these matters will not have a material effect on the financial position or results of operations of the Company



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      The following exhibits are included as part of this report

Exhibit         SEC Ref.
Number          Number          Title of Document
-------         -------        ------------------------------------
10.01             4             Amended Relocation Agreement between CUSA
                                Technologies, Inc. and David J. Rank dated
                                December

10.02            10             Form of Convertible Debenture


10.3              27            Financial Data Schedule

(b) Reports on Form 8K.   NONE

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934 as amended, the Company has duly caused this reprot to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 20, 1994                  CUSA Technologies, Inc

                                         By /s/ David J. Rank
                                           -----------------------------------
                                           David J. Rank, President