Form 10QSB
period 1995-12-31
CUSA TECHNOLOGIES INC
filed 1996-02-21
CIK 818073

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.   20549

                            FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1995

       Commission File Number:  33-15370-D
                                -----------

                   CUSA Technologies, Inc.
------------------------------------------------------------
 (Exact name of the small business as specified in charter)

         Nevada                         87-0439511
  ----------------------         -------------------------
  State of Incorporation         IRS Identification Number

   986 West Atherton Drive, Salt Lake City, Utah  84123
-----------------------------------------------------------
        (Address of principle executive offices)

                    (801) 263-1840
-----------------------------------------------------------
        (Telephone of issuer including area code)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes ___X___              No ________


As of February 20, 1995, the Issuer had 8,791,933 shares of its common stock, par value $0.001 per share, issued and outstanding.

                           PART I
                    FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

    CUSA Technologies, Inc. (the "Company"), has included the condensed consolidated balance sheets of the Company and its subsidiaries as of December 31, 1995 (unaudited) and June 30, 1995 (the Company's most recent fiscal year), unaudited condensed consolidated statements of earnings for the three months ended December 31, 1994 and 1995 and unaudited condensed consolidated statements of earning and cash flows for the six months ended December 31, 1994 and 19951994 and 1995, together with unaudited condensed notes thereto.

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

                                   CUSA TECHNOLOGIES, INC.
                                       Consolidated Balance Sheets

                                                                      December 31,      June 30,
                                                                          1995            1995
   ASSETS                                                             (Unaudited)
Current Assets:
 Cash                                                              $      1,317,104         818,883
 Trade accounts receivable, net of allowance for
  doubtful accounts                                                       8,044,458       5,141,582
 Inventories                                                                898,157       1,274,088
 Prepaid expenses and other assets                                          384,497         288,310

  Total current assets                                                   10,644,216       7,522,863

Property and equipment:
 Land                                                                       297,688         297,688
 Buildings and improvements                                               2,454,852       2,431,778
 Furniture, fixtures and equipment                                        2,581,036       2,133,952
 Other                                                                      531,818         230,427

  Total property and equipment                                            5,865,394       5,093,845

 Less accumulated depreciation and amortization                           1,386,682         988,663

  Net property and equipment                                              4,478,712       4,105,182

Equipment under capital lease obligations, net                              346,298         461,834

Receivables from related parties                                            352,207         330,054

Software development and acquisition costs, net                           3,906,162       3,084,047

Excess of purchase price over fair value of net tangible
 and identifiable intangible assets acquired, net                        13,108,384      13,431,054

Other assets                                                                183,493         183,842

                                                                   $     33,019,472      29,118,876

The accompanying notes are an integral part of these statements.

                                     CUSA TECHNOLOGIES, INC.
                                       Consolidated Balance Sheets

                                                                      December 31,      June 30,
                                                                          1995            1995
  LIABILITIES AND STOCKHOLDERS' EQUITY                                (Unaudited)
Current liabilities:
 Lines of credit with banks                                        $         44,036         373,247
 Current installments of long-term debt                                     822,781         870,668
 Current installments of obligations under capital leases                   156,817         170,334
 Accounts payable                                                         3,985,090       3,235,658
 Accrued liabilities and deposits                                         3,357,451       2,841,168
 Income taxes payable                                                        30,195          50,256
 Payables to related parties                                              1,565,129       1,962,155
 Deferred revenue                                                         6,826,316       5,515,623

  Total current liabilities                                              16,787,815      15,019,109

Long-term debt with related parties                                       2,445,000       1,145,000

Long-term debt, excluding current installments                            1,751,866       1,852,471

Obligations under capital leases,  excluding current installments           135,436         226,356

Deferred income taxes                                                     1,473,866         956,266

  Total liabilities                                                      22,593,983      19,199,202

Minority interest                                                             1,864          (1,323)

Commitments and contingent liabilities                                            -               -

Stockholders' equity:
 Series A convertible preferred stock, $.001  par value;
  authorized 1,500,000 shares; issued 1,000,000 shares                        1,000           1,000
 Common stock,  $.001 par value; authorized 25,000,000 shares;
  issued 8,600,589 shares at December 31, 1995 and
  8,509,516 shares at June 30, 1995                                           8,601           8,510
 Additional paid-in capital                                               9,431,225       9,116,807
 Retained earnings                                                          982,799         794,680
  Total stockholders' equity                                             10,423,625       9,920,997

                                                                   $     33,019,472      29,118,876

The accompanying notes are an integral part of these statements.

                                              CUSA TECHNOLOGIES, INC.
                                           Condensed Consolidated Statements of Earnings
                                                     (Unaudited)

                                                     Three months ended          Six months ended
                                                       December 31,                December 31,
                                                    1995          1994           1995           1994
Net sales, service revenue, and rental income  $  13,088,191     8,286,037     23,818,390      13,243,505

Cost of goods sold and other direct costs          6,605,529     4,349,392     12,210,660       6,754,987

  Gross profit                                     6,482,662     3,936,645     11,607,730       6,488,518

Product development costs                            701,441       503,234      1,336,052         742,453

Selling, general and administrative  expenses      4,992,272     2,692,732      9,266,973       4,688,783

  Operating income                                   788,949       740,679      1,004,705       1,057,282

Other income (expense):
 Interest expense                                   (142,045)      (92,778)      (262,708)       (175,066)

 Interest income                                      24,739        18,858         26,909          33,046

 Other, net                                           (2,943)        6,717         (3,187)          5,802

  Income before income taxes                         668,700       673,476        765,719         921,064

Income taxes                                         383,400       277,646        517,600         345,504

  Net earnings                                 $     285,300       395,830        248,119         575,560

Earnings per common and common
 equivalent share
  Primary                                      $           0             0              0               0

  Fully diluted                                $           0             0              0               0

Weighted average common and common
 equivalent shares
  Primary                                          9,814,539     7,760,787      9,721,645       6,660,182

  Fully diluted                                    9,921,639     7,760,787      9,885,194       6,660,182

The accompanying notes are an integral part of these statements.

                                            CUSA TECHNOLOGIES, INC.
                                     Consolidated Statements of Cash Flows
                                           Six  months ended December 31,
                                                     (Unaudited)


                                                                             1995            1994
Cash flows from operating activities:
 Net earnings                                                      $        248,119         575,560
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization                                           1,523,663         740,614
  Minority interest in earnings of subsidiary                                 3,187           1,961
  Net change in assets and liabilities:
   Accounts receivable                                                   (2,944,787)     (2,453,879)
   Inventories                                                              364,015         (64,550)
   Prepaid expenses and other assets                                        (96,187)        (89,615)
   Accounts payable                                                         732,350        (510,747)
   Accrued liabilities and deposits                                         503,611         588,993
   Deferred revenue                                                       1,270,367       1,640,347
   Income taxes payable                                                     (20,061)        299,680
   Deferred income taxes                                                    517,600          39,547
            Net cash provided by operating activities                     2,101,877         767,911

Cash flows from investing activities:
 Purchase of property and equipment                                        (787,096)       (167,379)
 Cash received from (paid for) for business acquisitions,
   including acquisition costs, less cash acquired                          (52,885)        102,116
 Software development costs                                                (904,764)       (241,462)
 Decrease (increase) in other assets                                        (29,754)         20,945
           Net cash used in investing activites                          (1,774,499)       (285,780)

Cash flows from financing activities:
 Proceeds from debt with related party                                    1,300,000         995,000
 Proceeds from long-term debt                                                     -       2,000,000
 Repayment of debt with related party                                             -      (1,405,000)
 Repayment of lines of credit                                              (329,211)       (260,000)
 Repayment of obligations under capital leases                             (104,437)        (82,712)
 Repayment of long-term debt                                               (148,492)        (67,641)
 Reduction of payables to related parties                                  (439,026)       (598,301)
 Payments to retire common stock                                            (50,000)              -
 Sale of common stock and exercise of stock options                           2,009         109,340
 Preferred stock dividends                                                  (60,000)        (62,666)
           Net cash provided by financing activities                        170,843         628,020


Net increase in cash and cash equivalents                                   498,221       1,110,151

Cash and cash equivalents at beginning of period                            818,883         379,091

Cash and cash equivalents at end of period                         $      1,317,104       1,489,242


The accompanying notes are an integral part of these statements.


                 CUSA TECHNOLOGIES, INC.
      Notes to Condensed Consolidated Financial Statements
                      (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CUSA Technologies, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's latest report on Form 10-
KSB for the year ended June 30, 1995. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments
(consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of December 31, 1995, its consolidated results of operations for the three months ended December 31, 1995 and 1994, and its consolidated results of operations and cash flows for the six months ended December 31, 1995 and 1994. The results of operations for the three months and six months ended December 31, 1995 may not be indicative of the results that may be expected for the year ending June
30, 1996.

(2) Reclassifications and Restatement

Certain reclassifications have been made to the consolidated statement of earnings for the three months and six months ended December 31, 1994 to conform to the 1995 presentation. Furthermore, the consolidated statement of earnings for the three months ended December 31, 1994 and the consolidated statements of earnings and cash flows for the six months ended December 31, 1994 have been restated to reflect the acquisition of Medical Computer Management, Inc., which has been accounted for as a pooling of interests.

(3) Earnings per Share

Earnings per common and common equivalent share is computed by dividing net earnings by the weighted average common shares outstanding during the period, including common equivalent shares (if dilutive). Common equivalent shares include stock options, convertible preferred stock and convertible debt. Earnings used in this calculation are reduced by the dividends paid to preferred stockholders.

(4) Acquisitions

Effective October 1, 1995, the Company acquired 100% of the equity interest in Preferred Health Systems, Inc. (PHS), a software development company. In connection with the acquisition, the Company issued 75,000 shares of restricted common stock (valued at $262,500) in exchange for all of the outstanding stock of PHS. PHS is the owner and developer of a fourth generation language software application for managed healthcare organizations. The assets, liabilities, and prior operations of PHS are not significant to the consolidated financial statements of the Company.

On December 22, 1995, the Company acquired 100% of the equity interest in Workgroup Design, Inc. (WGD), a lotus notes application development company. In connection with the acquisition, the Company issued 25,000 shares of restricted common stock (valued at $100,000) and a note payable in the amount of $42,000. The assets, liabilities, and prior operations of WGD are not significant to the consolidated financial statements of the Company.

The acquisitions of PHS and WGD were accounted for under the purchase method of accounting and the Company's financial statements include the results of operations of PHS and WGD since the effective dates of the acquisitions. Pro forma results of operations related to the acquisitions of PHS and WGD have not been presented due to immateriality.

(5) Convertible Debentures

The Company has issued debentures to an entity controlled by an officer and director of the Company. Total receipts under the debenture agreement are $150,000 at June 30, 1995 and an additional $1,300,000 during the six months ended December 31, 1995. The debentures bear interest at 8%, payable quarterly, and are convertible into common stock of the Company at $3.00 per share. The debentures, which mature June 30, 1998, are included in the balance sheet under the caption "Long-term debt with related parties."

(6) Contingent Liabilities

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management and legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

(7) Related Party Transactions

During the quarter ended December 31, 1995, the Company entered into a subcontract and assignment agreement (the Agreement) with a third party distribution company, in which a major stockholder is also an officer and stockholder of the Company. The Agreement calls for the Company to provide software, hardware, and other resources to customers of the third party, for which the Company earns revenues. During the quarter ended December 31, 1995, the Company provided approximately $560,000 in products and services to such customers. The Company has also advanced this third party $425,309 for business operations.

(8) Subsequent Events

Acquisition of ASI

Effective February 1, 1996, the Company acquired 100% of the equity interest in Automated Solutions, Inc. and Automated Systems of Arizona, Inc., and 40% of the equity interest in Automated Solutions of California, Inc. (collectively ASI). ASI is a business engaged in hardware and software distribution, and related support services, principally to the healthcare industry. The equity interests acquired in these three entities were owned by two individuals. In connection with the acquisition of ASI, the Company issued 50,000 shares of its restricted common stock and agreed to settle certain liabilities of ASI in the approximate amount of $114,000. The Company agreed to issue options to the former owner and the employees of ASI to acquire 70,000 shares of its common stock at fair market value.


Acquisition of Source

Effective February 1, 1996, the Company acquired 100% of the equity interest in Source Computing, Inc., Medical Clearing Corporation, and certain assets of a proprietorship, all of which was under common ownership (collectively, Source). Source is a business engaged in the development, distribution, and support of software, principally in the areas of practice care and electronic claims processing for the healthcare industry. In connection with the acquisition of Source, the Company issued an aggregate of 160,000 shares of its restricted common stock and agreed to pay an aggregate of $300,000, of which $125,000 was paid at closing. The Company agreed to issue options to the former owner and the employees of Source to acquire 25,000 shares of its common stock at fair market value.

Renewal of line of credit

In January 1996, the Company's principal bank renewed the Company's line of credit through January 15, 1997. In conjunction with the renewal, the bank increased the maximum amount available to the Company under the line of credit from $500,000 to $1,500,000 and lowered the interest rate to prime plus 1.5%. The line of credit continues to be secured by accounts receivable, inventory, and a trust deed on real estate, and contains certain restrictive covenants. The line of credit is guaranteed by the chief executive officer of the Company. In exchange for his guarantee, the chief executive officer received an option to purchase 68,400 shares of the Company's common stock at the lower of $5.00 per share of the market price on the exercise date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

The Company develops and markets information systems, including software, hardware, installation, training, and software and hardware maintenance, to the financial industry (primarily credit unions), the healthcare industry, and the equipment rental business. Since June 30, 1994, the Company has significantly expanded its customer base and software offerings through the acquisition of a number of business entities. These acquisitions were completed at various dates through December 31, 1995, and, with the exception of Medical Computer Management, Inc. ("MCMI"), all were accounted for according to the rules of purchase accounting. (For a discussion of the acquired entities, please refer to the Company's report on Form 10-KSB dated June 30, 1995) Thus, except for MCMI, the results of operations for the three and six months ended December 31, 1994, do not include the results of the operations of the entities acquired during the 12 months ending December 31, 1995.

Net sales, service revenue, and rental income

Net sales, service income and rental income primarily consists of new and upgrade computer system sales (including hardware, software, installation and training), amounts earned pursuant to hardware maintenance and software support agreements, and the sale of related products such as statement and government form printing. The Company's revenues increased 58 percent from $8,286,037 for the quarter ended December 31, 1994 to $13,088,191 for the quarter ended December 31, 1995 and 80 percent from $13,243,505 for the six month period ended December 31, 1994 to $23,818,390 for the six month period ended December 31, 1995. These increases are the result of increased sales of computer systems, maintenance and support agreements, and related products and the inclusion of the revenues for the entities acquired during the 12 months ended December 31, 1995 in the results from operations for the three and six months ended December 31, 1995. The Company's revenues for the three months ended December 31, 1995 also reflect seasonally high year end sales of new and upgraded computer systems, and were boosted by significant sales of the Companies new medical records product Carepoint for Clinics.

Cost of goods sold and other direct costs

Cost of goods sold and other direct costs reflect mainly the cost of hardware and software purchased for resale, the amortization of capitalized software development costs, the expense of supporting and installing hardware and software, and the cost of training customers to use the Company's software. Costs of goods sold increased 52 percent from $4,349,392 for the quarter ended December 31, 1994 to $6,605,529 for the quarter ended December 31, 1995, and 81 percent from $6,754,987 for the six months ended December 31, 1994 to $12,210,660 for the six months ended December 31, 1995. When compared with the quarter ended December 31, 1994, cost of goods sold as a percentage of revenues decreased by 2 percent in the quarter ended December 31, 1995. This recent decrease in cost of goods sold as a percentage of revenue reflects a change in product mix toward higher margin software sales in the three months ended December 31, 1995 as compared with the previous year. Management anticipates slightly reduced cost of good sold in future periods through newly negotiated hardware discounts and the elimination of software royalty payments to an outside vendor for sales of medical practice management software.

Product development costs

Product development costs represent the uncapitalized cost of software development. Uncapitalized costs include the time and materials required for fixing system operational errors and maintenance software upgrades. Product development and maintenance costs increased from $503,234 to $701,441 for the three months ended December 31, 1994 and 1995, and from $742,453 to $1,336,052 for the six months ended December 31, 1994 and 1995, respectively.

Selling, general and administrative expense

Selling, general and administrative expenses include direct
and indirect selling costs, general corporate overhead,
depreciation, and the amortization of intangible assets.
Selling, general and administrative expenses increased 98
percent from $2,692,732 for the quarter ended December 31,
1994 to $4,992,272 for the quarter ended December 31, 1995
and 97 percent from $4,688,783 for the six months ended
December 31, 1994 to $9,266,973 for the six months ended
December 31, 1995.  Selling, general and administrative
expenses as a percentage of revenues increased from 32
percent for the quarter ended December 31, 1994 to 38
percent for the quarter ended December 31, 1995.   This
percentage increase reflects the administrative costs associated with the Company's high rate of acquisition activity. As acquisition related expenses are reduced and synergies are recognized, the Company expects selling, general and administrative expenses as a percentage of revenues to decline.

Significant portions of the purchase price of the acquisitions have been allocated to intangible software acquisition costs and excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired (collectively referred to herein as "Acquired Intangibles."). The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired relates principally to the customer base of the acquired businesses. The software acquisition costs are amortized over the estimated life of the software acquired (principally three to five years).
The portion of the Acquired Intangibles that is related to the customer base of the acquired companies is amortized using the straight line method over an estimated life of 15 years. During the three and six months ended December 31, 1994 and 1995, total amortization of the excess purchase price increased from $126,252 to $247,593 and $213,165 to $461,880 respectively, and amortization of software development and acquisition costs increased from $123,074 to $336,645 and $163,562 to $545,685, respectively.

The Company periodically reviews the value assigned to the separate components that comprise the total of Acquired
Intangibles through comparison to anticipated, undiscounted future cash flows. Outside circumstances which could effect the anticipated future cash flows from major components of the Company's acquired medical and credit union related software and customer bases caused some uncertainty as to the current valuation of the Company's
Acquired Intangibles.

Net Earnings and Income Taxes

Income before income taxes was $668,900 and $765,719 for the three and six months ended December 31, 1995 respectively, compared to $673,476 and $921,064 for the three and six months ended December 31, 1994. Income taxes for 1995 were $383,400 and $517,600 for the three and six months ended December 31, 1995, the payment of which is substantially all deferred into future periods because of the utilization of acquired net operating losses or other income tax elections that allow for such deferral. The effective income tax rates for the three and six months ended December 31, 1995 were respectively 57 and 68 percent, which exceed the federal statutory rate of 35 percent principally due to the nondeductibility of the amortization of the excess purchase price over the fair value of assets acquired associated with all of the acquisitions except the VERSYSS Credit Union division.

Capital resources and liquidity

At December 31, 1995 the Company had current assets of $10,644,216 and current liabilities of $16,787,815. Thus, current liabilities exceeded current assets by $6,143,599.
Current liabilities include $6,826,316 of deferred revenue which primarily represents customer prepayment of hardware and software maintenance services. As discussed below, the Company has access to a line of credit of $1,500,000, from which it had not drawn as of December 31, 1995.

The Company has two loans in the aggregate amount of $2,000,000 and a line of credit with a bank. The line of credit, currently $1,500,000, bears an interest rate of prime plus one and one half percent and is secured by accounts receivable, inventory and a trust deed on real estate, and matures in January of 1997. In addition to the financing described above, the Company was advanced $995,000 from certain individual investors through a company affiliated with an officer and director of the Company pursuant to a subordinated line of credit which is secured by accounts receivable.

From June 20, 1995 to October 6, 1995, the Company received $1,450,000 pursuant to the issuance of debentures to an entity controlled by an officer and director of the Company. The debentures, due June 30, 1998, are convertible into the Company's common stock at any time at the discretion of the holders at a rate of $3.00 per share during the first year, $3.50 per share during the second year, and $4.00 per share during the final year, and bear an interest rate of 8 percent per annum, payable quarterly.

The Company anticipates that its current financing sources, together with cash flow from operations will be sufficient to meet the cash requirements of current operations through September of 1996. The Company will continue to seek ways to increase its working capital and to provide necessary cash for the operation of its business.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management and in-house legal counsel, the ultimate resolution of these matters will not have a material effect on the financial position or results of operations of the Company.

ITEM 5.  OTHER INFORMATION

Acquisition of Automated Systems, Inc. & Automated
Solutions, Inc.

Pursuant to an Agreement and Plan of Reorganization dated as of January 19, 1996, and closed February 8, 1996, the Company acquired all of the equity interest in Automated Solutions, Inc. and Automated Systems of Arizona, Inc., and 40% of the equity interest in Automated Solutions of California, Inc. (collectively "ASI"). ASI is a distributor of hardware, software and related support services, principally to the healthcare industry. ASI has 25 employees engaged in the development of product, the support of current customers and the sale of new systems. In connection with the acquisition of ASI, the Company issued 50,000 shares of its restricted common stock and agreed to settle certain liabilities of ASI in the approximate amount of $114,000. The Company agreed to issue options to the former owner and the employees of ASI to acquire 70,000 shares of its common stock at fair market value.

Acquisition of Source Computing, Inc. and Medical Clearing
Corporation

Pursuant to an Agreement and Plan of Merger dated February 10, 1996, the Company acquired all of the equity interest in Source Computing, Inc., Medical Clearing Corporation, and certain assets of a proprietorship, all affiliated entities (collectively "Source"). Source is a developer of software systems and provider of technical support services to the healthcare industry, principally in the areas of practice management and electronic claims processing. Through Medical Clearing Corporation, Source acts as a claims clearing house for approximately one-third of its 210 medical practice management software customers. The acquisition of Source significantly strengthens the Company's electronic claims processing capabilities.

In connection with the acquisition of Source, the Company issued an aggregate of 160,000 shares of its restricted common stock and agreed to pay an aggregate of $300,000, of which $125,000 was paid at closing. The Company agreed to issue options to the former owner and the employees of Source to acquire 25,000 shares of its common stock at fair market value.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are included as part of this report:

Exhibit  SEC Ref
Number   Number          Title of Document
-------  -------  ----------------------------------
10.03      10     Agreement and Plan of Merger between the
                  Company and Automated Systems, Inc. and
                  Automated Solutions, Inc. dated January
                  19, 1996.

10.04      10     Agreement and Plan of Merger between the
                  the Company and Source Computing, Inc.
                  dated February 10, 1996.

10.03      10     Agreement and Plan of Merger between the
                  the Company and Medical Clearing
                  Corporation dated February 10, 1996

10.3       27     Financial Data Schedule

(b) Reports on Form 8K.   NONE

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934 as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 20, 1996

CUSA Technologies, Inc.

By /s/ D. Jeff Peck
-----------------------------------
D. Jeff Peck, Chief Financial Officer