Form 10QSB/A
period 1995-12-31
CUSA TECHNOLOGIES INC
filed 1996-03-22
CIK 818073

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
	                     Washington, D.C.   20549

                           FORM 10-QSB/A

                         (AMENDMENT NO. 1)


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended December 31, 1995

          Commission File Number:  33-15370-D
                                  ------------

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


As of February 20, 1996, the Issuer had 8,791,933 shares of its common stock, par value $0.001 per share, issued and outstanding.

CUSA Technologies, Inc. (the "Company") is filing this amendment for the purpose of correcting two clerical errors in its report on form 10-QSB for the quarter ended December 31, 1995.

The Primary and Fully diluted Earnings per common and equivalent share in the Company's statement of earnings for the three and six months ended December
31, 1994 and 1995 (as listed in PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS) contained a rounding error such that the figures reported were mistakenly rounded to the nearest whole dollar. When correctly rounded to the nearest whole cent, the primary and fully diluted earnings per share are as follows:

                  	  	              Three months ended     Six months ended
   				                                December 31,           December 31,
                                        (Unaudited)           (Unaudited)
                                   --------------------  --------------------
                                					 1995      1994       1995       1994
                                   ---------  ---------  ---------  ---------
Earnings per common
 and common equivalent share
Primary	                       	  $    0.03       0.05       0.02       0.09
Fully diluted                     $    0.03       0.05       0.02       0.09



Additionally, the date for which the number of shares issued and outstanding are reported on the front page of the filing mistakenly reads February 20, 1995. The correct date is February 20, 1996.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934 as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 8, 1996

CUSA Technologies, Inc.

By /s/ D. Jeff Peck
-----------------------------------
D. Jeff Peck, Chief Financial Officer