Form 10QSB
CUSA TECHNOLOGIES INC
filed 1996-05-20
CIK 818073

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                           Commission File Number:  33-15370-D
                                     -----------

                                CUSA Technologies, Inc.
    ------------------------------------------------------------
     (Exact name of the small business as specified in charter)

                  Nevada                         87-0439511
          ---------------------------        -----------------------
          State of Incorporation         IRS Identification Number

             986 West Atherton Drive, Salt Lake City, Utah  84123
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

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 20, 1996, the Issuer had 8,876,768 shares of its common stock, par value $0.001 per share, issued and outstanding.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CUSA Technologies, Inc. (the "Company"), has included the condensed consolidated balance sheets of the Company and its subsidiaries as of March 31, 1996 (unaudited) and June 30, 1995 (the end of the Company's most recent fiscal year), unaudited condensed consolidated statements of earnings for the three months ended March 31, 1995 and 1996 and unaudited condensed consolidated statements of operation and cash flows for the nine months ended March 31, 1995 and 1996, together with unaudited condensed notes thereto.

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

				                                 CUSA TECHNOLOGIES, INC.
                                   Consolidated Balance Sheets


         								                                                 March 31,    June 30,
							                                                           1996  		     1995
			ASSETS				                                                     (Unaudited)
Current Assets:
	Cash						                                                      $	130,843		   818,883
	Trade accounts receivable, net of allowance for
		doubtful accounts			                                            7,175,262	 5,141,582
	Inventories						                                                  488,330	 1,274,088
	Prepaid expenses and other assets			                               507,475		  288,310

	  Total current assets				                                       8,301,910  7,522,863
Property and equipment
	Land							                                                        297,688		  297,688
	Buildings and improvements			                                    2,476,504  2,431,778
	Furniture, fixtures and equipment		                              2,946,289  2,133,952
	Other							                                                       903,232		  230,427

	Total property and equipment			                                  6,623,713  5,093,845

 	Less accumulated depreciation and amortization	                 1,651,302    988,663

		Net property and equipment		                                    4,972,411	 4,105,182

Equipment under capital lease obligations, net			                   290,417		  461,834

Receivables from related parties				                                452,225	   330,054

Software development and acquisition costs, net		                 4,418,464	 3,084,047

Excess of purchase price over fair value of net tangible
	and identifiable intangible assets acquired, net                14,687,106	13,431,054

Deferred income tax assets					                                      54,282		-

Other assets 			    				                                            288,417		  183,842

							                                                     $    33,465,232	29,118,876

The accompanying notes are an integral part of these statements.

				                                    CUSA TECHNOLOGIES, INC.
				                                   Consolidated Balance Sheets

                                                         								March 31,		June 30,
								                                                      1996		     1995
		LIABILITIES AND STOCKHOLDERS' EQUITY			                  			(Unaudited)

Current liabilities:
	Lines of credit with banks				                         $     1,342,088		  373,247
	Current installments of long-term debt				                     952,482		  870,668
	Current installments of obligations under capital leases	      169,604		  170,334
	Accounts payable					                                        4,291,430	 3,235,658
	Accrued liabilities and deposits			                          3,834,925	 2,841,168
	Income taxes payable						                                      79,048		   50,256
	Notes payable to related parties			                          1,268,390	 1,962,155
	Deferred revenue					                                        7,378,666	 5,515,623

		Total current liabilities			                               19,316,633 15,019,109

Long-term debt with related parties				                       2,445,000	 1,145,000

Long-term debt, excluding current installments			             1,921,425	 1,852,471

Obligations under capital leases, excluding
  current installments   	                                       95,317		  226,356

Deferred income taxes							                                          -		  956,266

		Total liabilities				                                      23,778,375	19,199,202

Minority interest							                                             	-	    (1,323)

Commitments and contingent liabilities				                           	-		        -

Stockholders' equity:
	Series A convertible preferred stock, $.001  par value;
		authorized 1,500,000 shares; issued 1,000,000 shares	           1,000		    1,000
	Common stock,  $.001 par value; authorized 25,000,000 shares;
		issued 8,847,053 shares at March 31, 1996 and
		8,509,516 shares at June 30, 1995		 	                           8,847		    8,510
	Additional paid-in capital				                              10,380,378	     9,116,807
	Retained earnings (accumulated deficit)			                    (703,368)	  794,680
		Total stockholders' equity			                               9,686,857	 9,920,997

		                                                						$    33,465,232	29,118,876

The accompanying notes are an integral part of these statements.

       				                                                     CUSA TECHNOLOGIES, INC.
				                                       Condensed Consolidated Statements of Operations
				                                                                  (Unaudited)

                         				               Three months ended		    Nine months ended
				                                            March 31,			             March 31,
					                                      	1996     	  	1995     	  	1996   	  	1995
Net revenues  				                       $11,213,555  	9,375,185	   35,031,945   	22,618,690

Cost of goods sold and other direct costs	 6,472,965	  4,944,995    18,976,320    11,699,982

		Gross profit			                          4,740,590  	4,430,190    16,055,625	   10,918,708

Product development costs			                 634,791	    559,293	    1,970,843	    1,301,746

Selling, general and administrative
expenses	                                  6,053,626   3,082,228    15,320,599	    7,771,011

		Operating income (loss)	                (1,947,827)	   788,669    (1,235,817)	   1,845,951

Other income (expense):
	Interest expense			                        (174,600)	  (95,790)	     (437,308)	    (270,856)

	Other, net				                              (61,451)	   26,484	       (37,729)	      65,332

		Income (loss) before
		income taxes		                          (2,183,878)	  719,363     (1,710,854)	   1,640,427

Income taxes (benefit)				                  (709,182)	  274,138       (302,806)	     619,642

		Net earnings (loss)	                   $(1,474,696)	  445,225     (1,408,048)	   1,020,785

Earnings (loss) per common and common
	equivalent share
		Primary			                             $     (0.17)	     0.05	         (0.17)         0.13

		Fully diluted		                        $     (0.17)	     0.05	         (0.17)	        0.12

Weighted average common and common
	equivalent shares
		Primary		                             		8,775,494   8,440,277     8,653,093	     7,383,482

		Fully diluted			                        8,775,494   8,603,638	    8,653,093	     7,749,171

The accompanying notes are an integral part of these statements.

				                                         CUSA TECHNOLOGIES, INC.
				                                 Consolidated Statements of Cash Flows
				                                        Nine months ended March 31,
	                                              				(Unaudited)
                                                  									1996		           1995
Cash flows from operating activities:
Net earnings  (loss)					                          $(1,408,048)          1,020,785
	Adjustments to reconcile net earnings (loss) to
		net cash provided by operating activities:
		Depreciation and amortization				                    2,410,904	        1,260,062
		Minority interest in earnings (loss) of subsidiary   	   1,323            (2,390)
		Net change in current assets and liabilities:
			Accounts receivable			                            	(2,458,956)       (2,123,135)
			Inventories				   	                                   792,841	            6,158
			Prepaid expenses and other assets		                  (216,448)	          29,149
			Accounts payable				                                  531,314	         (916,038)
			Accrued liabilities and deposits		                    619,690         1,103,910
			Deferred revenue				                                1,374,766	          791,430
			Income taxes payable			                       	        28,792	          351,717
			Deferred income taxes				                            (456,067)       	  260,149
		          Net cash provided by operating activities	 1,220,111	        1,781,797

Cash flows from investing activities:
	Purchase of property and equipment			               	(1,260,548)       	 (554,185)
	Cash received from (paid for) business acquisitions,
	  including acquisition costs, less cash acquired		     (36,019)	        (268,251)
	Software development costs					                      (1,718,736)       	 (570,933)
	Increase in other assets					                          (111,671)	         (65,329)
		         Net cash used in investing activites	     	(3,126,974)       (1,458,698)

Cash flows from financing activities:
	Proceeds from debt with related party				             1,300,000	          995,000
	Proceeds from long-term debt					                       600,000         2,000,000
	Repayment of debt with related party			                      	-	       (1,405,000)
	Increase (decrease) in lines of credit				              968,841	         (260,000)
	Repayment of obligations under capital leases			       (144,839)       	 (123,728)
	Repayment of long-term debt					                       (449,232)	        (182,879)
	Reduction of payables to related parties			            (893,265)	        (436,664)
	Sale of common stock and exercise of stock options	   	    2,818	         145,526
	Preferred stock dividends					                          (90,000)	         (92,666)
	Payments to retire common stock					                    (75,500)	               	-
		         Net cash provided by financing activities	  1,218,823	          639,589

Net increase (decrease) in cash and cash equivalents			 (688,040)	         962,688

Cash and cash equivalents at beginning of period			      818,883	          379,091

Cash and cash equivalents at end of period				         $ 130,843         1,341,779

The accompanying notes are an integral part of these statements.

                   CUSA TECHNOLOGIES, INC.
      Notes to Condensed Consolidated Financial Statements
                        (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CUSA Technologies, Inc. (the
Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's latest report on Form 10-KSB for the year ended June 30, 1995. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of March 31, 1996, its consolidated results of operations for the three months ended March 31, 1996 and 1995, and its consolidated results of operations and cash flows for the nine months ended March 31, 1996 and 1995. The results of operations for the three months and nine months ended March 31, 1996 may not be indicative of the results that may be expected for the year ending June 30, 1996.

(2) Restatement

The consolidated statement of operations for the three months ended March 31, 1995 and the consolidated statements of operations and cash flows for the nine months ended March 31, 1995 have been restated to reflect the acquisition of Medical Computer Management, Inc., which has been accounted for as a pooling of interests.

(3) Earnings (loss) per Share

Earnings or loss per common and common equivalent share is computed by dividing net earnings (loss) by the weighted average common shares outstanding during the period, including common equivalent shares (if dilutive). Common equivalent shares include stock options, convertible preferred stock and convertible debt. Earnings or loss used in this calculation are reduced by the dividends paid to preferred stockholders.

(4) Acquisitions

Acquisition of Medfo

Effective January 1, 1996, the Company acquired 100% of the equity interest in Medfo Systems of America, Inc.
(Medfo). Medfo is a business engaged in the distribution, and support of software, principally in the healthcare industry. In connection with the acquisition of Medfo, the Company issued 40,267 shares of its restricted common stock and agreed to issue options to the former owner and the employees of Medfo to acquire 150,000 shares of its common stock at fair market value. The former owner of Medfo is also an officer and shareholder of the Company.
Prior to the acquisition, Medfo and the Company jointly conducted business pursuant to a subcontract and assignment agreement under which the Company provided software, hardware and other resources to customers of Medfo, for which the Company earned revenues. The
Company had also advanced Medfo $425,309 for its business operations prior to the acquisition.

Acquisition of ASI

Effective February 1, 1996, the Company acquired 100% of the equity interest in Automated Solutions, Inc. and Automated Systems of Arizona, Inc., and 40% of the equity interest in Automated Solutions of California, Inc. (collectively ASI). ASI is a business engaged in hardware and software distribution, and related support services, principally to the healthcare industry. The equity interests acquired in these three entities were owned virtually entirely by one individual. In connection with the acquisition of ASI, the Company issued 50,000 shares of its restricted common stock to the former owner of ASI and agreed to settle certain liabilities of ASI in the approximate amount of $114,000. The Company agreed to issue options to the former owner and the employees of ASI to acquire 70,000 shares of its common stock at fair market value.

Acquisition of Source

Effective February 1, 1996, the Company acquired 100% of the equity interest in Source Computing, Inc., Medical
Clearing Corporation, and certain assets of a proprietorship, all of which were under common ownership (collectively, Source). Source is a business engaged in the development, distribution, and support of software, principally in the areas of practice management and electronic claims processing for the healthcare industry. In connection with the acquisition of Source, the Company issued an aggregate of 160,000 shares of its restricted common stock and agreed to pay an aggregate of $300,000, of which $125,000 was paid at closing. The Company agreed to issue options to the former owner and the employees of Source to acquire
25,000 shares of its common stock at fair market value.

The acquisitions of Medfo, ASI, and Source were accounted for under the purchase method of accounting and the Company's financial statements include the results of operations of Medfo, ASI, and Source since the effective dates of the acquisitions. The following pro forma information reflects the combined results of operations of the Company and the various companies acquired since June 1994 as if the acquisitions had occurred at the beginning of each period presented. In addition to combining the historical results of operations of the acquired businesses, the pro forma information includes adjustments for the estimated effect on historical operations for amortization and interest related to the acquisitions. This pro forma information may not be indicative of the results that would have occurred if the combinations had been in effect on the dates indicated or the results which may be obtained in the future. Anticipated efficiencies from the consolidation of these businesses are not fully determinable and, therefore, have been excluded from this pro forma information.

                			   Nine months ended March 31,
                           1996 	          1995

Net Sales	 	              $36,955,646     $33,823,348

Net earnings (loss)        (2,137,424)       (638,246)

Earnings (loss) per share       (0.24)          (0.07)


(5) Long-term debt and line of credit

In January 1996, the Company's principal bank renewed the Company's revolving line of credit through January 15, 1997. In conjunction with the renewal, the bank increased the maximum amount available to the Company under the line of credit from $500,000 to $1,500,000 and lowered the interest rate to prime plus 1.5%. The line of credit continues to be secured by accounts receivable, inventory, and a trust deed on real estate, and contains certain restrictive covenants. The line of credit is guaranteed by the chief executive officer of the Company. In exchange for his guarantee, the chief executive officer received an option to purchase 68,400 shares of the Company's common stock at the lower of $5.00 per share or the market price on the date exercised.

In March 1996, the bank also approved a loan in the aggregate amount of $1,500,000 for the purpose of financing the purchase of property and equipment. The loan is payable in monthly installments of approximately
$90,000, bears interest at prime plus 1.5%, and is due October 1, 1997. The loan is secured by a first lien on all assets purchased from the proceeds of the loan and cross secured with the accounts receivable and inventory that secure the revolving line of credit.

(6) Contingent Liabilities

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management and legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

(7) Hardware Maintenance

On March 30, 1996, the Company entered into a Computer Hardware Maintenance Agreement under which a third party maintenance provider (the Provider) agreed to provide hardware maintenance to the Company's end users on an exclusive basis. Furthermore, under this agreement, the Company sold its spare parts inventory to the Provider for $500,000 and the Provider agreed to loan the Company $500,000. The loan proceeds were received in April 1996.
The loan bears interest at 9% and is repayable in quarterly instsallments on the first day of each calendar quarter. The first two installments are for interest only and the next twelve quarterly installments commencing January 1, 1997 are in the amount of $41,667 plus accrued interest. The loan is secured by the hardware maintenance agreements for which the Provider is rendering maintenance services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

The Company develops and markets information systems, including software, hardware, installation, training, and software and hardware maintenance, to the financial services industry (primarily credit unions), the healthcare industry, and various construction-related commercial businesses. Since
June 30, 1994, the Company has significantly expanded its customer base and software offerings through the acquisition of fourteen business entities, eight of which were distributors of one or more of the Company's software product offerings. One to three of these acquisitions were completed each quarter from June 30, 1994 to March 31, 1996, and, with the exception of Medical Computer
Management, Inc., all were accounted for according to the rules of purchase accounting. (For a discussion of the acquired entities, please refer to the Company's report on Form 10-KSB dated June
30, 1995 and reports on Form 10-Q dated
September 30, 1995 and December 31, 1995.) The effect of this acquisition activity should be considered when comparing the results of operations for the quarter and nine months ended March 31, 1996 to the corresponding period for the prior year.

Net revenues

Net revenues primarily consist of new and upgrade computer system sales (including hardware, software, installation and training), amounts earned pursuant to hardware maintenance and software support agreements, and the sale of related products such as statement and government form printing.
The Company's revenues increased 20 percent from $9,375,185 for the quarter ended March 31, 1995 to $11,213,555 for the quarter ended March 31, 1996 and 55 percent from $22,618,690 for the nine month period ended March 31, 1995 to $35,031,945 for the nine month period ended
March 31, 1996. These increases are the result of heightened sales of computer systems, maintenance and support agreements, and related products and the inclusion of the revenues for the entities acquired during the 12 month period ended March
31, 1996 in the results from operations for the quarter and nine months ended March 31, 1996.
The Company's revenues for the quarter ended
March 31, 1995 and 1996 reflect seasonal trends of increased sales of new systems in the first and second fiscal quarters, and increased revenues from year end statement processing in the third fiscal quarter.

Cost of goods sold and other direct costs

Cost of goods sold and other direct costs reflect mainly the cost of hardware and software purchased for resale, the amortization of capitalized software development costs, the expense of supporting and installing hardware and software, the cost of training customers to use the Company's software, and the direct labor and materials costs of the Company's statement processing operations.
Costs of goods sold increased 31 percent from $4,944,995 for the quarter ended March 31, 1995 to $6,472,965 for the quarter ended March 31, 1996, and 62 percent from $11,699,982 for the nine months ended March 31, 1995 to $18,976,320 for the nine months ended March 31, 1996. When compared with the quarter ended March 31, 1995, cost of goods sold as a percentage of revenues increased by 5 percent in the quarter ended March
31, 1996. This increase in cost of goods sold as a percentage of revenue reflects fixed costs associated with training and installation personnel coupled with the lower than expected revenue for the quarter ended
March 31 1996. Management anticipates slightly reduced cost of goods sold in future periods as a greater percentage of the Company's hardware is purchased pursuant newly negotiated discount hardware purchase agreements and as software royalty payments to an outside vendor for sales of medical practice management software are eliminated and replaced by sales of the Company's own practice management software.

Product development costs

Product development costs represent the
uncapitalized cost of software development.
Uncapitalized costs include the employee time and materials required for fixing system operational errors and maintenance software upgrades. Product development and maintenance costs increased from $559,293 to $634,791 for the quarters ended March
31, 1995 and 1996, and  from $1,301,746 to
$1,970,843 for the nine months ended March 31, 1995 and 1996, respectively.

Selling, general and administrative expense

Selling, general and administrative expenses include direct and indirect selling costs, general corporate overhead, depreciation, and the amortization of intangible assets. Selling, general and administrative expenses increased 96 percent from $3,082,228 for the quarter ended March 31, 1995 to $6,053,626 for the quarter ended March
31, 1996 and 97 percent from $7,771,011
for the nine months ended March 31, 1995 to $15,320,599 for the nine months ended March 31, 1996. Selling, general and administrative expenses as a percentage of revenues increased from 33 percent for the quarter ended March 31, 1995 to 54 percent for the quarter ended March 31, 1996.
This percentage increase reflects the administrative costs associated with the Company's high rate of acquisition activity, and the decreased revenues for quarter ended March 31, 1996 when compared to the previous quarter. The Company expects selling, general and administrative expense to decline as acquisition related expenses are reduced and related synergy is recognized. (See discussion regarding the restructuring in the section titled "Net Earnings and Income Taxes").

Amortization of intangible assets

Significant portions of the purchase price of the acquisitions have been allocated to "Excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired"
("Acquired Intangibles") and to intangible software acquisition costs. The Acquired
Intangibles relate primarily to the hardware and software maintenance contracts, the customer base, and the workforce of the acquired businesses. The intangible software acquisition costs are amortized over the estimated life of the software acquired
(principally three to five years). The portion of the Acquired Intangibles that is related to the hardware and software maintenance contracts, the customer base, and the workforce of the acquired companies is amortized using the straight line method over an estimated life of 15 years. During the quarter and nine months ended March 31, 1995 and 1996, total amortization of the excess purchase price increased from $135,373 to $224,346 and $348,538 to $686,226 respectively, and amortization of software development and acquisition costs increased from $186,560 to $342,394 and $352,122 to $888,079, respectively.

The Company periodically reviews the value assigned to the separate components that comprise the total of Acquired Intangibles through comparison to anticipated, undiscounted future cash flows. As discussed in the December 31, 1995 form 10-QSB, outside circumstances which could affect the anticipated future cash flows from major components of the Company's acquired medical, commercial and credit union related software and customer bases has caused significant uncertainty as to the current valuation of the Company's Acquired Intangibles.
In light of such uncertainty, the Company is conducting a detailed evaluation of the Acquired
Intangibles in the fourth quarter of 1996. If from such evaluation, the Company determines that a portion of the Acquired Intangibles are impaired, an appropriate write down of the carrying value may be necessary to adjust the Acquired Intangibles to correctly reflect the present value of the discounted anticipated future cash flow from the Acquired Intangibles.

Net Earnings and Income Taxes

Income (loss) before income taxes was
($2,183,878) and ($1,710,854) for the quarter and the
nine months ended March 31, 1996 respectively, compared to $719,363 and $1,640,427 for the quarter and nine months ended March 31, 1995.
The loss for the quarter ended March 31, 1996 was the result of decreased sales of medical practice management software principally to the market's reaction to the acquisition, by Phyician Computer
Network, Inc. of the owner of the MENDS practice management system, which is one of the main revenue sources for the Company's medical division.
Futhermore, delays in the release the Company's proprietary practice management software, Pcare, which was released by the Company in May of 1996 caused sales to decline. It is anticipated that in future periods sales of Platinum Practice Care, upgrades and add-on workstation modules to the Company's
MENDS customers, Mcare (software for Managed
Heathcare Organizations) and CAREpoint (software for electronic patient records) will begin to replace the lost revenue from decreased MENDS sales. The loss was also resultant of excess overhead and administrative costs which carried over from the acquired entities. In order to reduce the fixed costs associated with the medical division, the Company will implement a restructuring plan in the fourth quarter of 1996 and the first quarter of 1997. It is anticipated that the Company will continue to sustain losses in the medical portion of its business through the last quarter of fiscal 1996, after which sales of the new medical products and savings from the restructuring plan will begin to positively effect future quarters.

Income taxes were $274,138 and $619,642
for the quarter and nine months ended March 31, 1995, the payment of which is substantially all deferred into future periods because of the utilization of acquired net operating losses or other income tax elections that allow for such deferral.
Income tax benefit was $709,182 and $302,806 for the quarter and nine months ended March 31, 1996, and represents the future benefit of the net operating loss generated during these periods. The effective income tax rates for periods presented differ from the federal statutory rate of 35 percent principally due to the nondeductibility of the amortization of the excess purchase price over the fair value of assets acquired associated with all of the acquisitions except the VERSYSS Credit Union division.

Capital resources and liquidity

At March 31, 1996, the Company had current assets of $8,301,910 and current liabilities of $19,316,633. Thus, current liabilities exceeded current assets by $11,014,723. Current liabilities include $7,378,666 of deferred revenue which primarily represents customer prepayment of hardware and software maintenance services.

The Company has two loans in the original aggregate amount of $2,000,000 and a line of credit with a bank. The line of credit, currently $1,500,000, bears an interest rate of prime plus one and one half percent and is secured by accounts receivable, inventory and a trust deed on real estate, and matures in January of 1997. In addition to the financing described above, the Company was advanced $995,000 in December of 1994 from certain individual investors through a company affiliated with an officer and director of the Company pursuant to a subordinated line of credit which is secured by accounts receivable.

From June 20, 1995 to October 6, 1995, the
Company received $1,450,000 pursuant to the issuance of debentures to an entity controlled by an officer and director of the Company. The debentures, due June 30, 1998, are convertible into the Company's common stock at any time at the discretion of the holder at a rate of $3.00 per share during the first year, $3.50 per share during the second year, and $4.00 per share during the final year, and bear an interest rate of 8 percent per annum, payable quarterly.

In April of 1996, the Company received $500,000 pursuant to the issuance of a promissory note to DecisionOne, Inc. ("DecisionOne") in connection with an outsourcing agreement whereby
DecisionOne became the exclusive provider of hardware maintenance services to the Company's hardware maintenance customers. The note bears an interest rate of 9% per annum, with payments of interest only on July 1 and October 1, 1996 and the principal and interest payable in twelve quarterly installments begining January 1, 1997. The note is secured by the Company's hardware maintenance agreements.

Also in March of 1996, the Company received approval for a loan of up to $1,500,000 from the Company's principal bank to finance the purchase of computer equipment. As of May 20, 1996, the Company had received $1,201,644 of the loan. The loan, which bears and interest rate of prime plus is secured by a first lien on all of the assets purchased using the proceeds of the loan plus accounts receivable and inventory. The loan is payable in monthly installments of approximately $90,000.

The Company anticipates that its current financing sources, together with cash flow from operations, will be sufficient to meet the cash requirements of current operations through June of 1996. The Company will continue to seek ways to increase the cash flow from operations and to provide necessary cash for the operation of its business.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management and in-house legal counsel, the ultimate resolution of these matters will not have a material effect on the financial position or results of operations of the Company.

ITEM 5.  OTHER INFORMATION

On March 30, 1996, the Company signed an agreement with DecisionOne, a supplier of hardware maintenance, whereby DecisionOne will become the sole provider of hardware maintenance to the Company's customers. Under the agreement, the Company will still sell hardware maintenance and sign hardware maintenance contracts with the customers and the Company will maintain a help desk to answer the "first call" of the customer, forwarding the call to DecisionOne when appropriate. This will allow the Company to maintain its "one number" policy for system support while increasing its capacity to offer hardware maintenance services to its customers.

On March 15, 1996, the Company issued 40,267 shares ofits common stock, and granted options to acquire
150,000 shares of CTI stock for at prices ranging from $4.50 to $5.00 per share in exchange for all of the equity interest of Medfo Systems of America, Inc., a North Carolina corporation ("Medfo"). Medfo is a business engaged in the distribution and support of computer systems and has particular expertise in the sale of the Companys Carepoint paperless medical records product. The former owner of Medfo is an officer and a shareholder of the Company. Prior to the acquisition, the Company had advanced Medfo $425,309 for its business operations prior to acquisition.

ITEM 6. EXHIBITS AND REPORTS ON FORM
8-K

(a) Exhibits

The following exhibits are included as part of this report:

Exhibit              SEC Ref
Number               Number                  Title of Document
-------              -------                 -------------------

27.3   		             27                   Financial Data Schedule

(b) Reports on Form 8K.   NONE

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934 as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 20, 1996


CUSA Technologies, Inc.

By /s/ D. Jeff Peck
-----------------------------------
D. Jeff Peck, Chief Financial Officer