Form 10QSB/A
period 1995-12-31
CUSA TECHNOLOGIES INC
filed 1996-06-14
CIK 818073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	            Washington, D.C.   20549

                           FORM 10-QSB/A

                         (AMENDMENT NO. 2)


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1995

          Commission File Number:  33-15370-D
                                  ------------

                       CUSA Technologies, Inc.
   ------------------------------------------------------------
    (Exact name of the small business as specified in charter)

            Nevada                         87-0439511
     ----------------------         -------------------------
     State of Incorporation         IRS Identification Number

      986 West Atherton Drive, Salt Lake City, Utah  84123
   -----------------------------------------------------------
           (Address of principal executive offices)

                       (801) 263-1840
   -----------------------------------------------------------
           (Telephone of issuer including area code)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months(or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                    Yes ___X___              No ________


As of February 20, 1996, the Issuer had 8,791,933 shares of its common stock, par value $0.001 per share, issued and outstanding.

                           PART I
                    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CUSA Technologies, Inc. (the "Company"), has included the condensed consolidated balance sheets of the Company and its subsidiaries as of December 31, 1995 (unaudited) and June 30, 1995 (the Company's most recent fiscal year), unaudited condensed consolidated statements of earnings for the three months ended December 31, 1994 and 1995 and unaudited condensed consolidated statements of earning and cash flows for the six months ended December 31, 1994 and 1995, together with unaudited condensed notes thereto.

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

                            CUSA TECHNOLOGIES, INC.

                         Consolidated Balance Sheets


                                          December 31,      June 30,
                                             1995            1995
   ASSETS                                 (Unaudited)
                                           __________       _________
Current Assets:
 Cash                               $      1,317,104         818,883
 Trade accounts receivable, net of
   allowance for doubtful accounts         8,044,458       5,141,582
 Inventories                                 898,157       1,274,088
 Prepaid expenses and other assets           384,497         288,310
                                          -----------     -----------
  Total current assets                    10,644,216       7,522,863

Property and equipment:
 Land                                        297,688         297,688
 Buildings and improvements                2,454,852       2,431,778
 Furniture, fixtures and equipment         2,581,036       2,133,952
 Other                                       531,818         230,427
                                          ----------      ----------
  Total property and equipment             5,865,394       5,093,845

 Less accumulated depreciation
   and amortization                        1,386,682         988,663
                                          ----------      ----------
  Net property and equipment               4,478,712       4,105,182

Equipment under capital lease
obligations, net                             346,298         461,834

Receivables from related parties             352,207         330,054

Software development and acquisition
costs, net                                 3,906,162       3,084,047

Excess of purchase price over fair value
of net tangible and identifiable
intangible assets acquired, net           13,108,384      13,431,054

Other assets                                 183,493         183,842
                                          ----------      ----------
                                      $   33,019,472      29,118,876
                                          ==========      ==========

The accompanying notes are an integral part of these statements.

                                     CUSA TECHNOLOGIES, INC.
                                   Consolidated Balance Sheets

                                          December 31,     June 30,
                                             1995            1995
  LIABILITIES AND STOCKHOLDERS' EQUITY    (Unaudited)
                                          __________     ___________
Current liabilities:
 Lines of credit with banks             $     44,036         373,247
 Current installments of long-term debt      822,781         870,668
 Current installments of obligations
   under capital leases                      156,817         170,334
 Accounts payable                          4,277,785       3,235,658
 Accrued liabilities and deposits          3,357,451       2,841,168
 Income taxes payable                         30,195          50,256
 Payables to related parties               1,565,129       1,962,155
 Deferred revenue                          6,826,316       5,515,623
                                          ----------      ----------
  Total current liabilities               17,080,510      15,019,109

Long-term debt with related parties        2,445,000       1,145,000

Long-term debt, excluding current
installments                               1,751,866       1,852,471

Obligations under capital leases,
excluding current installments               135,436         226,356

Deferred income taxes                      1,362,642         956,266
					  ----------      ----------
  Total liabilities                       22,775,454      19,199,202

Minority interest                              1,864          (1,323)

Commitments and contingent liabilities          -               -

Stockholders' equity:
 Series A convertible preferred stock,
 $.001  par value;authorized 1,500,000
 shares; issued 1,000,000 shares               1,000           1,000
 Common stock,  $.001 par value;
 authorized 25,000,000 shares;
 issued 8,600,589 shares at December 31,
 1995 and 8,509,516 shares at June 30,
 1995                                          8,601           8,510
 Additional paid-in capital                9,431,225       9,116,807
 Retained earnings                           801,328         794,680
                                          ----------       ---------
  Total stockholders' equity              10,242,154       9,920,997
                                          ----------      ----------
                                        $ 33,019,472      29,118,876
                                          ==========      ==========

The accompanying notes are an integral part of these statements.

                                CUSA TECHNOLOGIES, INC.
                     Condensed Consolidated Statements of Earnings
                                    (Unaudited)


                                         Three months ended          Six months ended
                                           December 31,                December 31,
                                       1995          1994           1995            1994
                                 ____________   ____________    ____________    ____________
Net sales, service revenue, and
  rental income                  $  13,088,191     8,286,037      23,818,390      13,243,505

Cost of goods sold and other
  direct costs                      6,898,224     4,349,392      12,503,355       6,754,987
                                 -------------   -----------    ------------     ----------
  Gross profit                      6,189,967     3,936,645      11,315,035       6,488,518

Product development costs             701,441       503,234       1,336,052         742,453

Selling, general and administrative
expenses                             4,992,272     2,692,732      9,266,973       4,688,783
                                 -------------   -----------    ------------     ----------
  Operating income                     496,254       740,679        712,010       1,057,282

Other income (expense):
 Interest expense                     (142,045)      (92,778)      (262,708)       (175,066)

 Interest income                        24,739        18,858         26,909          33,046

 Other, net                             (2,943)        6,717         (3,187)          5,802
                                 -------------   -----------    ------------     ----------
  Income before income taxes           376,005       673,476        473,024         921,064

Income taxes                           272,176       277,646        406,376         345,504
                                 -------------   -----------    ------------     ----------
  Net earnings                   $     103,829       395,830         66,648         575,560
                                 =============   ===========    ============     ==========
Earnings per common and common
 equivalent share
  Primary                         $    0.01          0.05            0.01            0.09
Fully diluted                     $    0.01          0.05            0.01            0.09

Weighted average common and common
 equivalent shares
  Primary                            9,814,539     7,760,787      9,721,645        6,660,182

  Fully diluted                      9,921,639     7,760,787      9,885,194        6,660,182

The accompanying notes are an integral part of these statements.

                                    CUSA TECHNOLOGIES, INC.
                             Consolidated Statements of Cash Flows
                                   Six months ended December 31,
                                           (Unaudited)


                                                                        1995            1994
                                                                   ____________     ___________
Cash flows from operating activities:
 Net earnings                                                      $     66,648         575,560
 Adjustments to reconcile net earnings to
  net cash provided by operating
  activities:
  Depreciation and amortization                                       1,523,663         740,614
  Minority interest in earnings of subsidiary                             3,187           1,961
  Net change in assets and liabilities:
   Accounts receivable                                               (2,944,787)     (2,453,879)
   Inventories                                                          364,015         (64,550)
   Prepaid expenses and other assets                                    (96,187)        (89,615)
   Accounts payable                                                   1,025,045        (510,747)
   Accrued liabilities and deposits                                     503,611         588,993
   Deferred revenue                                                   1,270,367       1,640,347
   Income taxes payable                                                 (20,061)        299,680
   Deferred income taxes                                                406,376          39,547
                                                                    -----------      ----------
      Net cash provided by operating activities                       2,101,877         767,911

Cash flows from investing activities:
 Purchase of property and equipment                                    (787,096)       (167,379)
 Cash received from (paid for) business acquisitions,
   including acquisition costs, less cash acquired                      (52,885)        102,116
 Software development costs                                            (904,764)       (241,462)
 Decrease (increase) in other assets                                    (29,754)         20,945
                                                                    -----------      ----------
           Net cash used in investing activities                      (1,774,499)       (285,780)

Cash flows from financing activities:
 Proceeds from debt with related party                                1,300,000         995,000
 Proceeds from long-term debt                                                 -       2,000,000
 Repayment of debt with related party                                         -      (1,405,000)
 Repayment of lines of credit                                          (329,211)       (260,000)
 Repayment of obligations under capital leases                         (104,437)        (82,712)
 Repayment of long-term debt                                           (148,492)        (67,641)
 Reduction of payables to related parties                              (439,026)       (598,301)
 Payments to retire common stock                                        (50,000)              -
 Sale of common stock and exercise of stock options                       2,009         109,340
 Preferred stock dividends                                              (60,000)        (62,666)
                                                                    -----------      ----------
       Net cash provided by financing activities                        170,843         628,020

                                                                    -----------      ----------
Net increase in cash and cash equivalents                               498,221       1,110,151

Cash and cash equivalents at beginning of period                        818,883         379,091
                                                                    -----------      ----------
Cash and cash equivalents at end of period                         $  1,317,104       1,489,242
											  ===========      ==========

The accompanying notes are an integral part of these statements.


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

Cost of goods sold and other direct costs

Cost of goods sold and other direct costs reflect mainly the cost of hardware and software purchased for resale, the amortization of capitalized software development costs, the expense of supporting and installing hardware and software, and the cost of training customers to use the Company's software. Costs of goods sold increased 59 percent from $4,349,392 for the quarter ended December 31, 1994 to $6,898,224 for the quarter ended December 31, 1995, and 85 percent from $6,754,987 for the six months ended December 31, 1994 to $12,503,355 for the six months ended December 31, 1995. Management anticipates slightly reduced cost of good sold in future periods through newly negotiated hardware discounts and the elimination of software royalty payments to an outside vendor for sales of medical practice management software.

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

Selling, general and administrative expense

Selling, general and administrative expenses include direct
and indirect selling costs, general corporate overhead,
depreciation, and the amortization of intangible assets.
Selling, general and administrative expenses increased 85
percent from $2,692,732 for the quarter ended December 31,
1994 to $4,992,272 for the quarter ended December 31, 1995
and 98 percent from $4,688,783 for the six months ended
December 31, 1994 to $9,266,973 for the six months ended
December 31, 1995.  Selling, general and administrative
expenses as a percentage of revenues increased from 32
percent for the quarter ended December 31, 1994 to 38
percent for the quarter ended December 31, 1995.   This
percentage increase reflects the administrative costs associated with the Company's high rate of acquisition activity. As acquisition related expenses are reduced and synergies are recognized, the Company expects selling, general and administrative expenses as a percentage of revenues to decline.

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

Net Earnings and Income Taxes

Income before income taxes was $376,005 and $473,024 for the three and six months ended December 31, 1995 respectively, compared to $673,476 and $921,064 for the three and six months ended December 31, 1994. Income taxes for 1995 were $272,176 and $406,376 for the three and six months ended December 31, 1995, the payment of which is substantially all deferred into future periods because of the utilization of acquired net operating losses or other income tax elections that allow for such deferral. The effective income tax rates for the three and six months ended December 31, 1995 were respectively 72 and 86 percent, which exceed the federal statutory rate of 35 percent principally due to the nondeductibility of the amortization of the excess purchase price over the fair value of assets acquired associated with all of the acquisitions except the VERSYSS Credit Union division.

Capital resources and liquidity

At December 31, 1995 the Company had current assets of $10,644,216 and current liabilities of $17,080,510. Thus, current liabilities exceeded current assets by $6,436,294.
Current liabilities include $6,826,316 of deferred revenue which primarily represents customer prepayment of hardware and software maintenance services. As discussed below, the Company has access to a line of credit of $1,500,000, from which it had not drawn as of December 31, 1995.

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

Dated: May 29, 1996

CUSA Technologies, Inc.

By /s/ D. Jeff Peck
- -----------------------------------
D. Jeff Peck, Chief Financial Officer