Form 10-K
period 1996-06-30
CUSA TECHNOLOGIES INC
filed 1996-11-25
CIK 818073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1996

                       Commission File Number: 33-15370-D
                                   -----------

                             CUSA Technologies
           ------------------------------------------------------------
             (Exact name of the registrant as specified in charter)

                                Nevada 87-0439511
           --------------------------- --------------------------------
              (State of Incorporation) (IRS Identification Number)

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

         Common Stock, Par Value $0.001

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes ___X___              No ________

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___X___

As of November 12, 1996, there were 8,928,218 shares of the Issuer's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $5,982,989 computed at the closing bid for the Issuer's common stock of $1.00 as of November 12, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933. The list documents should be clearly described for identification purposes. None.


                  Page 1 of ____ consecutively numbered pages, including exhibits pages __ through __ (bound in a separate volume)

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

Item Number and Caption                                                    Page


PART I
1.              Business                                                      3
2.              Properties                                                   13
3.              Legal Proceedings                                            14
4.              Submission of Matters to a Vote of Security Holders          14

PART II

5.              Market for Registrant's Common Equity and Related
                Stockholder Matters                                          14
6.              Selected Financial Data                                      15
7.              Management's Discussion and Analysis of
                Financial Condition and Reuslts of Operations                16
8.              Financial Statements and Supplementary Data                  21
9.              Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure                          21

PART III

10.             Directors and Executive Officers of the Registrant           22
11.             Executive Compensation                                       24
12.             Security Ownership of Certain Beneficial Owners
                and Management                                               30
13.             Certain Relationships and Related Transactions               32

PART IV

14.             Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                          34

Signatures                                                                   43

-------------------------------------------------------------------------------

                                ITEM 1. BUSINESS

-------------------------------------------------------------------------------

General

CUSA Technologies, Inc. (referred to herein, along with its subsidiaries, as the "Company" or "CTI"), incorporated in 1986, is a leading developer of computerized information systems for credit unions. The Company's software packages are sold as part of a complete data processing solution including hardware, software, operating systems, installation, training, software support and hardware maintenance. The Company's workstation products, which are sold as add ons to the core information processing systems, increase the accessibility and usability of strategic information by credit union employees and members through the application of modern computing technology. The Company's statement processing, disaster recovery, credit bureau reporting, microfiche and optical storage and other services complement the Company's core credit union data processing system products.

The Company, formerly known as Mountain Surgical Centers, Inc., entered the credit union software market through the acquisition of CUSA, Inc. in June of 1994 and contemporaneously changed its name to CUSA Technologies, Inc. From September of 1994 to July of 1995 the Company consolidated its distribution network through the acquisition of six independent resellers of the CUSA credit union software package (the "Acquired Resellers"). As a result of these acquisitions, the Company controls the support and maintenance of nearly all of the 1,200 users of its credit union systems and is well positioned to provide these users with future enhancements, software and hardware upgrades, and related products.

 In addition to distributing credit union software, each of the Acquired Resellers were distributors of certain other software packages and related support services to the healthcare industry and/or Users of customizable commercial open accounting systems. Through the acquisition of the Acquired Resellers and other medical related acquisitions accomplished in 1995 and 1996 (SEE Item 1, Description of Business, Acquisitions, Fiscal 1995 and 1996), the Company obtained control of a customer base of over 1,100 medical practice management users and 250 commercial accounting package users (the "Medical and Commercial Users") and the related hardware and software maintenance contracts, and the ownership of certain software packages for the medical industry ("Medical Software").

In addition to the credit union business, and the medical business described above, the Company provides integrated computer systems to the equipment and party rental and the medical records industries. The Company also owns and operates two outpatient surgery centers, and four office buildings located in Sparks, Nevada.

Plan of Disposition

In June of 1996, the Company's Board of Directors decided to dispose of the Company's medical and commercial operations. In the first step of the Board's plan of divestiture, on July 2, 1996, the businesses and assets of the Company's Medical and Commercial division, including the Medical and Commercial Users and Medical Software (except for the Company's medical records package known as eCLINIC) (SEE Item 1, Description of Business, Principal Products and Services, Medical Records Software), were sold by the Company to Physician's Computer Network, Inc. ("PCN") pursuant to an Asset Purchase Agreement (the "Divestiture Agreement") for $10,100,000, the forgiveness of a payable owed by the Company to PCN of approximately $1,730,000, and the assumption of certain related liabilities estimated at $2,315,000 (SEE Item 1, Description of Business, Dispositions). In October of 1996 the Divestiture Agreement was amended to provide for the reduction of the cash payment from $10,100,000 to $9,350,000 in consideration for PCN's assumptions of certain of the liabilities that were to be retained by the Company pursuant to the original Divestiture Agreement. As part of the plan of divestiture, the Company is looking at a number of opportunities related to its medical records product. This plan of divestiture will allow the Company to focus its efforts on its core business of providing computer systems to Credit Unions.

Principal products and services

         Credit Union

The Company's credit union management solutions consist of the fourth-generation-language Reliance(TM) Software and the CUSA System(TM). the Company's credit union management systems are installed in approximately 10% of America's credit unions, representing a customer base of over 1,100. The CUSA System, developed in 1977, was one of the first software products to be designed specifically for the computerization of credit union's data processing functions. Through over 17 years of refining, the Company's management believes that CUSA has become the most popular software system for small to medium sized credit unions (credit unions with total assets between 5 and 100 million dollars).

The CUSA System is a very mature and functional product. It was developed in a language which was designed for use with proprietary hardware. Proprietary systems such as the CUSA System are often referred to in the software industry as "legacy systems." As the industry moved away from proprietary hardware and software and new standards were developed, CUSA developed operating system bridges which allowed the CUSA System to operate under a UNIX environment on standard hardware platforms. While these measures have allowed the Company to provide the Users with important strategic advantages, the Company became concerned that the proprietary nature of the product would limit the future application of current and emerging technologies such as graphical user interface (GUI), relational database, client/server architecture and fourth generation programming languages. In order to allow CTI to extend its product offerings to larger credit unions and to provide its current customers with the advantages of current and emerging software and hardware technologies, CTI purchased the Reliance Software package in November of 1994 through the acquisition of Outside Force, Inc. (SEE Item 1, Description of Business, Acquisitions Fiscal 1995) Since that time, as part of a steady product migration strategy, CTI has focused its new sales efforts on sales of the Reliance System while encouraging its current base of CUSA System users to take advantage of the superior technology of Reliance. The CUSA System Software and the Reliance Software are sold as part of fully integrated systems, including hardware, applications software, operating systems, installation, training, post-installation hardware maintenance, and software training and support. Post installation hardware maintenance and software support contracts provide annual recurring revenues of approximately 15% of the sales price of the system, depending on the size and complexity of the system.

In addition to its core credit union management systems, CTI is developing a number of workstation products which integrate with both the CUSA System and Reliance and are sold as add-on products to enhance functionality. Since these workstation products are designed to integrate with either the CUSA System or the Reliance system, these workstation products allow CUSA System users to increase the functionality of their current system. The workstation products are an important part of CTI's strategy to offer a cost effective migration path to modern computing technology. Also, through an internal division, the CTI Resource Group (the "Resource Group"), CTI provides services to credit unions to assist them in their governmental reporting, credit bureau inquiries, microfiche storage, statement processing, disaster recovery, and custom form printing.

         The CUSA System

The CUSA System has been refined through 17 years of tailoring its functions to meet the needs and suggestions of its users which now number over 1,100. The CUSA System consists of a series of fully integrated modules, constructed so that the proper combination of products can be supplied to meet the specific requirements of each credit union in cost-efficient configuration. The product is designed so that the user can move quickly throughout the system using a combination of menus, windows and user-defined access keys. On-screen prompts, "help" functions, and pop up windows make the system user friendly. The features of the system include: online teller transactions, loan processing, online loan application, charged-off loan mortgage lending, 360/365 day interest calculation options, share draft processing, certificate management, IRA processing, club accounts, safe deposit box control, travelers check management, electronic payroll processing, ATM processing, credit card processing, audio response, optical disk records management, customized report writer, job queing system, bank reconciliation, full branch accounting, shared branching/service center, asset/liability management, bill payer system, credit bureau inquiry, credit bureau reporting, laser statement processing, government reporting, call reporting and automated clearinghouse transmission processing.

As complementary products to its CUSA System, CTI offers peripheral products, such as credit/debit cards; CUSAPLAN Plus, a PC based financial analysis and reporting package for credit unions; CUSA Talk II, a PC based audio response account inquiry system; an Automated Clearinghouse Debit/Credit Processing Module for automated funds transfer; CUSANet Batch & CUSANet Online, modules which allow credit union members to participate in established ATM networks; CUSACard, an in-house credit card system which interfaces with the credit unions' Visa processor; CUSAPay, an online payroll module; and Credit Bureau Inquiry, a software package which allows credit unions to pull credit reports on their members from any of the major credit reporting institutions.

         Reliance System

Reliance is currently installed in approximately 45 credit unions. It was developed from inception in Progress (registered trademark of Progress Software), a fourth generation language system, and utilizes the latest open systems technologies of the software industry. This fourth-generation development environment allows for rapid product fixes and shortened development cycles for new features and functionality. In addition, it allows for flexibility in modification, implementation and hardware platform choices.
Reliance is designed for use in any size of credit union, though many of its functions have been developed specifically to meet the requirements of large-to-medium-sized credit unions with assets over 100 million dollars. Its functions include: online teller transactions, online teller services, travelers checks, safe deposit boxes, vault teller, loan processing, online loan application, complete online or hard copy "what if" calculations for payment, interest and amortization, 360/365 day interest calculation, options online credit bureau interface, detailed loan tracking, share draft processing, application integration into general ledger, member CDs, member IRAs, credit union customized member statements, easy sort functions for bulk mailings of statements, unlimited electronic payroll distribution and processing, inventory tracking of all fixed assets, comprehensive report system, credit union-defined security features, back office automation, electronic mail system for staff, complete "to do" list for any user, infinite calendar with Easy-Date feature, voice information processing, distributed branch processing, ATM interface software, mortgage loans, collections, staff tracking, accounts payable disbursements, complete tracking of credit union investments, touchscreen teller, fax interface, word processing capabilities, optical disk, signature verification, report warehousing, document storage and retrieval, automated clearinghouse transmission processing, and report creation for custom reports.

Both credit union systems are marketed as a complete package including hardware, software, installation, and post-installation training and support. The Company's credit union software offerings run on a variety of computers, ranging from personal computers to the IBM RS 6000. System prices typically range from $30,000 to $200,000 for the CUSA System and $100,000 to over $1,000,000 for the Reliance system, in each case depending on the size and sophistication of the system. During the past two years, the collective businesses acquired by the Company have installed approximately 240 new and upgraded CUSA Systems and 41 new Reliance Systems.

         Workstation products

In addition to its core credit union management systems, CTI has developed a number of workstation products which integrate with both the CUSA System and Reliance and are sold as add-on products to enhance functionality. Since these workstation products are designed to integrate with either the CUSA System or the Reliance system, these workstation products allow CUSA System users to increase the functionality of their current system. The workstation products are an important part of CTI's strategy to offer a cost effective migration path to modern computing technology.

Recently CTI released its Archive Management System ("AMS 5.0"), a product designed to archive customer account information from the credit union system onto an optical disk system. AMS 5.0 works with both the CUSA and Reliance Systems. To date CTI has completed approximately 20 installations of AMS 5.0
with  an  approximate   average  sales  price  of   approximately   $25,000  per
installation.

In the last quarter of fiscal 1996, the Company rolled out its Lotus Notes R-based credit union workstation. This product includes groupwear functionality tailored to meet credit union internal information processing needs. To date the Company has installed versions of its Lotus Notes-based product in 6 Credit Unions at an average sales price of approximately $45,000 per installation.

In August of 1996, CTI released the Reports Workstation product for the CUSA System. This workstation product is based upon a product called Crystal Reports(TM), which is owned by Seagate Software. The Reports Workstation allows users of the CUSA System to produce ad hoc reports from the information contained in the database files of the CUSA System. The Reports Workstation for Reliance is currently in development and should be available for shipment in the first quarter of 1997.

In 1997 CTI plans to release its Loan Origination workstation product. Currently in development, this workstation product will allow credit union loan officers to automate the loan origination process. The product's graphical user interface and point and click capabilities simplify the process of entering and processing information.

In addition to those workstation products specifically discussed above, workstation products currently scheduled for development and deployment in calendar 1997 include Asset Liability Management (ALM), and Graphical Teller Platform, Imaging, and Home Financial Services (PC Home Banking). In addition to these new products, the Company plans to redeploy its existing audio and Kiosk products, which are currently designed to operate with the CUSA System, as workstations which operate with both CUSA System and Reliance System.

         Support

Once a system is installed, the Company provides ongoing software support pursuant to annual support contracts for a fee equal to approximately 16-25% of the total cost of the software. CTI's support department maintains offices in 3 cities in the United States. Through a sophisticated frame relay call tracking system, support calls are logged at a central location and dispatched to the appropriate service representatives in CTI's offices across the country. Support call tracking reports, which detail the number of calls per customer, per system function and per support representative, provide useful data to management, sales and programming. The Company currently has software support contracts with 99% of its clients, representing approximately 20 percent of the Company's revenues in fiscal 1996.

         CTI Resource Group

The Company, through the Resource Group, provides services to credit unions to assist them in their monthly, quarterly, and annual customer laser statement processing, governmental reporting, credit bureau reporting, microfiche printing and storage, and disaster recovery. CTI processed over 11.3 million monthly, quarterly, and annual customer statements in fiscal 1996, including government-required 1099 printing and processing in the third fiscal quarter. CTI's laser statement processing services consist of the electronic receipt and reformatting, printing, and mail handling of account data from the CUSA or Reliance System. The Resource Group's disaster recovery system is tested and certified annually and includes a complete hot site backup facility, disaster planning assistance, data retention services and microfiche document storage and retrieval. In fiscal 1996, revenues from laser statement printing, microfiche services, credit bureau reporting and disaster recovery accounted for approximately 22 percent of CTI's total revenues.

         Equipment Rental Software

With the February, 1995, acquisition of Computer Ease, the Company obtained ownership of its equipment rental software product known as the Computer Ease Rental Center System which was formerly marketed by RK & DR Concepts, Inc. dba Versyss Data Systems (a wholly owned subsidiary of CTI) (SEE Item 1, Description of Business, Acquisitions Fiscal 1995). Under an exclusive distributorship license with Computer Ease, the system controls the scheduling and billing for rental companies. The average price for the system is approximately $25,000. The Company currently has an installed base of 315 systems. The Company has 18 employees who provide sales and technical support to the users of the Rental Center System.

         Medical Records Software

In July of 1995, CTI entered into a software ownership and development agreement with Pacific Intesys Corporation ("PI") regarding the development and marketing of an electronic patient records system known as Carepoint(TM) for Clinics(TM). Carepoint(TM) is a trademark of PI. The product runs on a Windows NT operating system and utilizes pen-based PCs. Pursuant to the agreement, CTI has the exclusive right to market the product to the ambulatory care market, including clinics and emergency rooms. The agreement provides for the payment by CTI to PI of certain royalties. On April 24, 1996, CTI acknowledged general acceptance of the product, subject to completion of certain specified items by PI. Following general acceptance, CTI is required to pay minimum royalties of $10,000 per month for twelve months. The agreement also required CTI to issue 50,000 shares of common stock to PI following general acceptance. CTI is engaged in further development and enhancement of the product and has recently changed the name of the product to eCLINIC. CTI has installed eCLINIC in five sites. These installations should be considered beta sites because of the unique modifications that are being made to the product at each site. Pursuant to a plan of disposition (See PLAN OF DISPOSITION above) the Company plans to dispose of the eCLINIC software by March 31, 1997.

Sales of hardware and software, consisting mainly of the CUSA System, the Reliance system, the workstation products and the Rental Center System were approximately 41 percent, 50 percent and 12 percent of total revenues in the fiscal years ended 1996, 1995 & 1994, respectively. Support, maintenance and other services, which consist of software support, hardware maintenance, training, and revenues from the Resource Group, were 56 percent, 47 percent and zero percent of total revenue in the fiscal years ended 1996, 1995 & 1994, respectively.

Distribution

The Company's products are marketed primarily through a direct sales organization. Once a sale is made, the hardware is shipped to the customer site with certain of the software and operating components pre-loaded. The product is then installed on-site by a member of the Company's installation staff and the customer's employees are trained to operate the system. Custom modifications, bug fixes, and minor enhancements are completed at the Company's corporate offices and distributed via modem or some other form of electronic media.

Manufacturing and suppliers

The Company's computer systems are assembled using various standard purchased components such as PC Monitors, minicomputers, communications equipment, and other electronic and computer components. As part of the Divestiture Agreement (SEE Item 1, Description of Business, Dispositions) CTI agreed to purchase $10,000,000 of computer hardware from Physicians Computer Network, Inc. for a discounted rate over a five year period. The agreement calls for yearly minimum purchases of $2,000,000. The Company's currently projected hardware purchases for the next five years exceed the required yearly minimum purchase obligation. The Company believes that the hardware prices set by the Divestiture Agreement are at least as favorable as would be available to the Company from other computer hardware suppliers.

If the supply of certain components of hardware were interrupted without sufficient notice, an interruption or delay in product deliveries could result. The Company does not foresee any difficulty in obtaining the necessary components or subassemblies.

Seasonality

Credit unions generally plan expenditures based on a calendar year budgeting cycle. Consequently, in the past a greater portion of computer software and hardware purchasing decisions have been made toward the end of the calendar year. In addition, the volume of laser statements and government reports (including year end governmental processing for Form 1099's) processed by the Company is greater in the first quarter of the calendar year. The Company's historical operating results reflect these trends and it is anticipated that the results from operations for the 1997 fiscal year will continue to reflect these seasonal factors.

Significant Customers

No single customer or contract accounts for more than ten percent of the Company's annual revenues for the 1996, 1995 or 1994 fiscal years.

Backlog

The Company's backlog of orders for its products was approximately $932,303 as of September 30, 1996 compared to approximately $613,940 as of September 30, 1995.

The Company's backlog excludes contracts for recurring hardware and software maintenance and support contracts. The Company's backlog is subject to fluctuation due to various factors, including the size and timing of orders for the Company's products and is not necessarily indicative of future revenue.

Acquisitions

As summarized below, through various acquisitions, CTI successfully consolidated the management and sales capabilities and support operations of all major distributors of its credit union systems, and moved its developmental environment to the open systems fourth generation language world. CTI plans to grow at a controlled pace through the acquisition of entities having products and client bases that fit into the Company's current product strategy and strong financial synergy.

FISCAL 1995

Credit Union

In June of 1994, the Company acquired the credit union sales, marketing, installation and support business of the Boston, Massachusetts-based VERSYSS, Inc., which distributed the Company's CUSA Credit Union System in most of the North-Eastern United States. In July of 1994, the Company completed the acquisition of 100% of the stock of CUSA, Inc., the developer of the CUSA Credit Union System and related peripherals and services. In September of 1994, the Company acquired RK&DR Concepts, Inc. dba VERSYSS Data Systems ("VDS"), a California distributor of credit union, medical and rental equipment systems, including software, hardware, installation, software support and training.

In 1995, the Company also acquired Benchmark Computer Systems, Inc., of Omaha, Nebraska ("Benchmark Nebraska") (January 27, 1995), and Benchmark Computer Systems, Inc., of Wisconsin ("Benchmark Wisconsin")(July 18, 1995). Both were distributors of credit union, medical and commercial open systems accounting, including software, hardware, installation, support and training, in certain geographical territories of the United States.

In November of 1994, the Company acquired Outside Force, Inc., the Texas-based developer of the Reliance Credit Union System. At the time of acquisition, Outside Force, Inc. had installed and was supporting approximately 30 customers using the Reliance System.

Medical, Commercial and Other

In June of 1995, the Company acquired Benchmark Systems of VA, Inc. ("Benchmark VA," together with Benchmark Wisconsin and Benchmark Nebraska, the "Benchmark Entities"), a distributor of medical and commercial open systems accounting software, including software, hardware, installation, support and training in the State of Virginia. The Benchmark Entities were all distributors of medical and commercial open systems software which was licensed from VERSYSS Incorporated (acquired by PCN in September of 1995). In May of 1995, the Company acquired Medical Computer Management, Inc. ("MCMI"), a developer and distributor of the AMOS Physician Practice Management System, headquartered in Omaha, Nebraska, and its 90% owned subsidiary, Healthcare Business Solutions of Arizona, Inc. The medical and commercial open systems accounting software businesses of the Benchmark Entities and MCMI and its subsidiary were sold to PCN on July 2, 1996 (SEE Item 1, Description of Business, Dispositions).

In February of 1995, the Company acquired Computer Ease, the developer of the Rental Center System for which the Company previously had exclusive distribution rights.

In November of 1994, pursuant to the terms of an agreement in principle entered into prior to CTI's entrance into the software industry in June of 1994, CTI acquired the Sierra Center for Foot Surgery (the "Sierra Center"). This surgery center acquisition was entered into in accordance with a prior agreement, and CTI has decided not to pursue further acquisitions of surgery centers. (SEE "Item 1. Description of Business, Surgery Center Business.")

FISCAL 1996

Credit Union

Effective December 22, 1995, the Company acquired 100% of the equity interest in Workgroup Design, Inc., a Lotus Notes application development company. In connection with the acquisition, the Company issued 25,000 shares of restricted common stock and a note payable in the amount of $42,000. The former employees of Workgroup Design have developed lotus notes-based applications for the credit union industry which are marketed by the Company to its credit union customers (SEE Item 1, Description of Business, Principal Products and Services).

Medical and Commercial

On September 29, 1995, CTI exchanged 75,000 shares of its restricted common stock for the equity of Preferred Health Systems, Inc., a Nevada corporation based in Phoenix, Arizona ("PHS"). PHS is the owner and developer of MCARE, a fourth generation language-based software solution for managed care organizations.

Effective January 1, 1996, the Company acquired 100% of the equity interest in Medfo Systems of America, Inc. ("Medfo"). Medfo is a business engaged in the distribution and support of software, principally in the medical industry. In connection with the acquisition of Medfo, the Company issued 40,267 shares of its restricted common stock and agreed to issue options to the former owner and the employees of Medfo to acquire 150,000 shares of its common stock at fair market value. The former owner of Medfo is also an employee and shareholder of the Company.

Effective February 1, 1996, the Company acquired 100% of the equity interest in Automated Solutions, Inc. and Automated Systems of Arizona, Inc. and 40% of the equity interest in Automated Solutions of California, Inc. (collectively "ASI"). ASI is a business engaged in hardware and software distribution and related support services, principally to the medical industry. In connection with the acquisition of ASI, the Company issued 50,000 shares of its restricted common stock to the two former owners of ASI and options to the former owner and the employees of ASI to acquire 70,000 shares of its common stock at fair market value and agreed to settle certain liabilities of ASI in the approximate amount of $114,000.

Effective February 1, 1996, the Company acquired 100% of the equity interest in Source Computing, Inc., Medical Clearing Corporation, and certain assets of a proprietorship, all of which were under common ownership (collectively "Source"). Source is a business engaged in the development, distribution, and support of software, principally in the areas of practice management and electronic claims processing for the medical industry. In connection with the acquisition of Source, the Company issued an aggregate of 160,000 shares of its restricted common stock and agreed to pay an aggregate of $300,000, of which $125,000 was paid at closing. The Company agreed to issue options to the former owner and the employees of Source to acquire 25,000 shares of its common stock at fair market value.

The assets of PHS,  Medfo,  ASI and Source were sold to PCN on July 2, 1996 (SEE
Item 1, Description of Business, Dispositions).

Dispositions

Pursuant to an Asset Purchase Agreement dated July 2, 1996, CUSA Technologies, Inc. and certain of its subsidiaries sold the business and assets of the Company's medical and commercial divisions to Physicians Computer Network, Inc. for $10,100,000 plus the assumption of certain liabilities. The assets sold included the accounts receivable, goodwill, customer lists, hardware and software maintenance agreements, workforce-in-place, and intellectual property related to the medical and commercial divisions. The Company retained all of the assets of its credit union software, credit union statement processing, medical records software (eCLINIC), rental equipment software and surgery center businesses, and its real property holdings. (SEE Item 3, Description of Property, Sparks, Nevada Buildings). The Agreement contains certain non-compete and non-solicitation provisions whereby the Company and its Affiliates are restricted from selling any product to any of the end-users of the medical and commercial divisions or participating in the medical practice management software business for a period of five years and from selling its eCLINIC medical records product to any end user who was a PCN practice management software customer as of the closing, for a period of two years following the closing. As part of the Agreement, PCN will become the Company's exclusive provider of IBM hardware for the next five years. Under such arrangement, the Company committed to purchase a minimum of $2,000,000 of hardware each year at a discount from PCN's reseller prices upon favorable credit terms.

Pursuant to a October 15, 1996 amendment to the asset purchase agreement, of the remaining purchase price of $900,000, $750,000 will be retained by PCN in consideration of their assumption of certain additional liabilities related to the medical and commercial customer accounts. The remaining $150,000 will be paid to the Company upon the delivery of certain assets which are currently subject to a court order restricting such transfer pending the settlement of certain judgments.

Government Reporting

Although CTI's software business is not directly subject to material industry or governmental regulation, CTI's credit union customers are subject to extensive governmental and industrial regulation. CTI's software is designed to help our customers conform to governmental and industrial standards of reporting and data collection. From time to time, regulation of the Company's clients or businesses necessitates the development and release of upgrades which are specifically constructed to meet the specifications of a new government regulation. Generally, CTI charges its customers a fee for the purchase and installation of such compliance upgrades.

Competition

The market for selling data processing  services to financial  institutions  and the other businesses serviced by the Company is highly competitive. The Company's competitors include internal data processing departments, affiliates of large banks, and independent service firms, as well as direct competitors such as Ultradata Corporation, Users Incorporated, XP Systems, Synitar Incorporated, FiServ, Inc., and Electronic Data Systems, Inc. Some of these companies possess greater financial and managerial resources than those of the Company.

The competitive factors for the Company's software services include product technology, product features and functionality, flexibility and compatibility with other products, continuity of product enhancement, ease of installation and use, reliability and quality of technical support, documentation and training, the experience and financial stability of the vendor, and price. While the Company believes that it has competed effectively to date, competition in the industry is likely to intensify as current competitors expand their product lines and new companies enter the market. To be successful in the future, the Company must respond promptly and effectively to the challenges of technological change, evolving standards, and its competitors' innovations, by continually enhancing its own product and support offerings, as well as its marketing programs.

Surgery Center Business

Though not central to the Company's core business of selling information systems technology, the Company's surgery center business generates positive cash flow. In fiscal 1996, the surgery center business represented less than 2% of the Company's total assets or revenues. Since November of 1994 the Company has not pursued further acquisitions in the surgery center business.

At June 30, 1993, the Company was a small publicly-held company searching for business opportunities. On December 14, 1993, the Company combined with Mountain Surgical Centers, Inc. ("Mountain Surgical"). Mountain Surgical owned and operated the Ford Surgery Center and had letters of intent to acquire three additional in-office surgery centers, including the Sierra Surgery Center. The Company simultaneously completed a placement of its securities for aggregate gross proceeds of $500,000. Control of the Company changed in connection with these transactions, and the former officers and directors of Mountain Surgical became officers and directors of the Company. Richard N. Beckstrand became the majority owner of the Company and its chief executive officer. (SEE Item 13, Certain Relationships and Related Transactions)

Contemporaneously with the merger, in connection with a private placement of the Company's securities, the directors and the shareholders of the Company approved the consolidation of the issued and outstanding common stock of the Company on the basis of 84.2125-to-1, resulting in a reduction of the issued and outstanding stock to approximately 385,934 shares of common stock. The Company then issued 1,589,030 shares of common stock to the former shareholders of Mountain Surgical on the basis of one share of stock for each share of Mountain Surgical formerly issued and outstanding. In its equity placement, the Company issued 500,000 shares of common stock, and options to acquire an additional 1,000,000 shares of common stock at an option exercise price ranging from $1.50 to $3.00 per share, to two individual investors for a total purchase price of $500,000.

From December 14, 1993, to June 22, 1994, the Ford Center for Foot Surgery was the Company's main operating entity. On June 22, 1994, the Company acquired CUSA, Inc., and announced its entry into the software industry.

The Company acquired the Sierra Center effective November 1, 1994, fulfilling its obligations pursuant to an agreement in principle which pre-dates CTI's entrance into the software business (pre-June 1994), in exchange for 415,000 shares of its common stock. The agreement called for the shares to be issued into escrow, to be distributed to the former owners of the Sierra Center upon the attaining of certain requirements, some of which were met in December of 1995 and some of which were waived by the Company's disinterested directors.

The Company owns the Ford Center for Foot Surgery, located in Reno, Nevada (the "Ford Center") and the Sierra Surgery Center, located in Carson City, Nevada (the "Sierra Center") (collectively "the Surgery Centers"). The Ford Center is located adjacent to the general office of L. Bruce Ford, D.P.M., for the practice of podiatry, and consists of 860 square feet of leased space. The Sierra Center consists of 1,000 square feet of leased space, contiguous with the general offices of Dr. Kim Bean, D.P.M. The Surgery Centers are built to stringent Medicare specifications and are equipped with up-to-date surgical equipment, including laser surgery.

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

The Ford Center has an agreement with the professional corporation of L. Bruce Ford, D.P.M., a director and principal shareholder of the Company, whereby his professional corporation provides professional services, manages the surgery center, pays all the expenses, supervises all employees, some of whom are shared with his general practice, and pays for supplies necessary for the successful operation of the Ford Center. The parties allocate the salaries of nursing and other staff, the cost of insurance, supplies, utilities, and similar items. The Company's share of those costs ranges from 20-33% of the total costs incurred. Rent for space and equipment, legal and accounting, and outside professional fees are borne separately by the parties. The Company has a similar arrangement for professional services, management, expenses, and staffing for the Sierra Center with the corporations of Kim Bean, D.P.M.

The Company's surgery center business is subject to a number of risks, including
adverse    regulatory    changes   or   regulatory    non-compliance   and   the
highly-competitive market for surgery services.

Copyrights, Trademarks, Patents and Licenses

In accordance with the industry practice, the Company relies upon a combination of contract provisions and copyright, trademark and trade secret laws to protect its proprietary rights in its products. The Company distributes its products under software license agreements which grant customers a perpetual, non-exclusive license to use the Company's products, and which contain terms and conditions prohibiting the unauthorized reproduction or transfer of the Company's products. In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

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

Employees

As of June 30, 1996, the Company had 257 employees (not including the employees in the medical and commercial divisions which were sold to PCN). To date, the Company has been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct its business successfully. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relations with employees are good.

Industry Segments

See  Item  8,  Financial   Statements  and  Supplementary   Data  for  financial
information regarding the Company's industry segments.

-------------------------------------------------------------------------------

                               ITEM 2. PROPERTIES

-------------------------------------------------------------------------------

The Company maintains core offices in Salt Lake City, Utah; Dedham, Massachusetts; and Omaha, Nebraska. CTI's core offices each have over 20 employees. Additional CTI locations include: Novato, Torrance, Hayward, and Ventura, California; Eden Prairie, Minnesota;
Fayetteville, New York;  Clackamas, Oregon; and Arlington, Texas.

The Company's home office is located in Salt Lake City, Utah, where it leases approximately 32,885 square feet from an entity controlled by a related party. The monthly rent under the terms of this lease is currently $24,383 (subject to escalators), and the primary term expires February 1, 2005. (SEE Item 13, Certain Relationships and Related Transactions)

The Company rents its other facilities from third parties under the terms of leases expiring through April, 2000. The Company believes that its existing facilities are adequate to meet its current and anticipated requirements.

In addition to the active office locations listed above, pursuant to the Divestiture Agreement, the Company through certain of its subsidiaries, retained its obligations under certain real property leases (the "Retained Leases") which were related to the medical and/or commercial divisions. The Retained Leases are located in Appleton and New Berlin, Wisconsin, Phoenix, Arizona, Hayward, California, Las Vegas, Nevada, Virginia Beach, Virginia and Lenexa, Kansas. Each of the Retained Leases are being subleased to PCN until certain specified dates as prescribed in the Divestiture Agreement. In cases where the lease term extends past the prescribed period of sublease to PCN, the Company plans to sublease the space, or renegotiate the lease terms.

The Company acquired four professional office buildings located in Sparks, Nevada, in June, 1994. The property is located on approximately three acres of land and has an aggregate of 30,800 square feet of rental space. The property has 19 tenants, one of which is the Ford Center, a wholly owned subsidiary of the Company.

Most of the tenants in the Company's professional office buildings are medical professionals who rent between 500 and 2,000 square feet of space. The initial lease terms expire from 1996 through the year 2005 and generally contain a rent escalation clause of approximate 2% to 5% per year. The total annual rent receivable under the existing leases, including the rent from the Ford Center, is approximately $400,000.

The Company owns office equipment, including sophisticated computer systems, in amounts which management believes are appropriate and which are located at the Company's offices.

-------------------------------------------------------------------------------

                            ITEM 3. LEGAL PROCEEDINGS

-------------------------------------------------------------------------------

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management and legal counsel, such matters will not have a material effect on the financial position or results of operations of the Company.

 ------------------------------------------------------------------------------

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-------------------------------------------------------------------------------

The Company held an annual meeting of its shareholders on April 6, 1995, to approve the 1995 Employee Stock Option Plan and to elect Richard N. Beckstrand and L. James Jensen, Jr. to new terms as members of the board of directors. The Company did not solicit proxies in connection with this meeting. However, holders of 6,831,794 votes, approximately 85% of the 8,047,521 votes entitled to be cast as of the record date for the meeting, March 24, 1995, were in attendance at the meeting and voted. The 1995 Employee Stock Option Plan was approved by the same number of affirmative votes, with no shareholders dissenting or abstaining from any action proposed by management. L. Bruce Ford, D.P.M., Mark Scott, Gary L. Leavitt, and David J. Rank continued to serve as members of the board of directors subsequent to the meeting. The Company has not held a meeting of its security holders since April 6, 1995.

                                     PART II

-------------------------------------------------------------------------------

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

-------------------------------------------------------------------------------

Commencing in January of 1994, the Company's common stock has been traded on a limited basis in the over-the-counter market and is listed on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "C-SAT." On November 12, 1996 there were 8,928,218 shares of common stock issued and outstanding and 3,216,710 reserved for issuance upon the exercise of currently vested outstanding options, and the conversion of preferred stock and convertible debentures. Of this amount, only an estimated 750,000 shares are believed to currently be available for trading. As a result, there is a limited amount of activity in the market for the Company's common stock and the prices quoted may not be indicative of the prices that could be obtained in actual transactions.

The following table sets forth, for the periods indicated, the approximate range of high and low bids for the Company's common stock based on historical trading information. The quotations represented reflect interdealer prices, without retail markup, markdown, commissions or other adjustments. The prices shown do not necessarily reflect actual transactions in the common stock of the Company.


                                            Fiscal 1995                         Fiscal 1996
                                          High          Low                 High           Low
         First Quarter                    $2.25        $0.90                $5.00          $3.00
         Second Quarter                   $4.00        $1.66                $8.00          $4.25
         Third Quarter                    $4.00        $2.50                $6.00          $4.00
         Fourth Quarter                   $3.50        $2.50                $4.25          $3.00


On  November  12,  1995,   the   Company's   common  stock  was  quoted  in  the
over-the-counter market at approximately $1.00 bid, $1.50 asked.

No dividends have been paid on the Company's common stock. The Company is subject to contractual restrictions on the payment of dividends in connection with its bank lines of credit. Even if the Company were to be released from these restrictions and generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future. At June 30, 1996, there were approximately 400 holders of the Company's common stock.

-------------------------------------------------------------------------------

                         ITEM 6. SELECTED FINANCIAL DATA

-------------------------------------------------------------------------------

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this annual report on Form 10-K. The Statement of Operations data for the periods presented are not necessarily indicative of future results from operations because of the Company's high level of acquisition activity over the past three years.



Statement of Operations Data*                          1996(4)    1995(4)     1994(2)    1993(1)    1992(1)
                                                       -------    -------     -------    -------    -------
(in thousands, except per share data)
   Net Revenues                                        $29,464     24,126         546        505        178
   Earnings (loss) from continuing operations          (9,850)      1,147           8        164         75
   Earnings (loss) from continuing operations per
      common share                                      (1.15)       0.13        0.00       0.10       0.06
   Weighted average shares outstanding                   8,695      7,655       2,419      1,589      1,334

Balance Sheet Data*                                       1996       1995     1994(3)    1993(1)    1992(1)
                                                          ----       ----     -------    -------    -------
(in thousands)

   Total assets                                         16,256     26,090      12,238        236        233
   Long term obligations
                                                         3,070      3,224       1,766         61         31

*reflects continuing operations


(1) Prior to December 14, 1993, CUSA Technologies Inc. fka Dimension Capital Corporation ("Dimension") was a business development company and did not have significant operations. On December 14, 1993 Dimension merged with Mountain Surgical Centers, Inc. ("MSC") with MSC as the surviving corporation (SEE Item 1, Description of Business, Surgery Center Business). From its inception, February 20, 1991, until the date of the merger with Dimension, MSC's operations consisted of a single surgery center, The Ford Center for Foot Surgery, Inc. (the "Ford Center"), a wholly owned subsidiary of MSC (SEE Item 1, Description of Business, Surgery Center Business). The merger was treated as a reverse acquisition for financial reporting purposes, similar to a recapitalization of MSC, and the Statement of Operations and Balance Sheet data for the periods prior to the merger reflect the business and activities of MSC, and its wholly owned subsidiary the Ford Center.

(2) On June 22, 1994, the Company acquired the Sparks Buildings, the VERSYSS Credit Union Division and CUSA, Inc. Thus, the Statement of Operations Data for the year ended June 30, 1994 reflects a full year of operations of MSC and the Ford Center and the operations of the VERSYSS Credit Division, CUSA, Inc. and the Sparks Buildings, from June 22, 1994 to June 30, 1994.

(3) The Balance Sheet Data as of June 30, 1994 reflects the assets and liabilities of MSC, the Ford Center and the entities acquired on June 22, 1994.

(4) The Statement of Operations Data for the period ending June 30,1996 and 1995 includes the results from the continuing operations of the businesses acquired in fiscal 1995 and 1994, respectively, from the acquisition dates.

 ------------------------------------------------------------------------------

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------


General

In June of 1994, the Company entered into the credit union software business through the acquisition of CUSA, Inc. ("CUSA") and the credit union software division of CUSA's largest distributor. From June of 1994 to July of 1995, the Company acquired most of the distributors of the CUSA software, some of which were distributors of software products in the medical and commercial open systems markets. In June of 1996, the Board of Directors voted to dispose of the business and assets of the Company's medical and commercial divisions, through a sale of assets to Physician Computer Network, Inc. ("PCN"). With the divestiture of the medical and commercial divisions, the Company plans to devote its resources primarily to the development and expansion of its credit union software business, which posted a revenue increase in 1996. (Unless otherwise specified all references to years in this Item 7. refer to the corresponding fiscal year.)

The Company experienced significant losses from continuing operations in fiscal 1996, partially as a result of the inclusion of all of the general corporate overhead expenses incurred in 1996 in continuing operations in accordance with generally accepted accounting principles. The high selling, general and administrative expenses and product development costs associated with the retained divisions also contributed to the losses. Although the Company believes that the selling, general and administrative expenses will be reduced in fiscal 1997 through the reduction of personnel and increased efficiencies, no assurance can be given that such efforts will be successful. As a result of the current year loss and the uncertainty as to when the Company will return to profitability, management reevaluated the carrying value of certain of the intangible assets carried on its balance sheet, determining that significant impairment has occurred. Intangible assets which were determined to be impaired have been revalued to reflect management's expectations of future cash flow from such assets. The write down of intangible assets is listed as a nonrecurring expense on the Company's statement of operations.

1996 compared to 1995

Net revenues

The Company's total revenues from continuing operations increased 22 percent from $24.1 million in 1995 to $29.5 million in 1996. Revenues from hardware and software sales increased 2 percent from $12.0 million in 1995 to $12.2 million in 1996. The increase was less than expected primarily because of slower than anticipated new sales related to the continuing operations of entities acquired in 1995, and delays in product delivery at the end of 1996. Revenues from support, maintenance and other services increased 44% from $11.4 million in 1995 to 16.4 million in 1996. The increase was due to increased sales of the Company's statement processing services and the addition, in 1996 of support, maintenance and other service revenue of entities acquired during 1995. On a pro forma consolidated basis, which reports the revenue of the Company as if each of the consolidated entities were acquired, or disposed of, as the case may be, at the beginning of the periods reported, the total revenue was $27.1 million for fiscal 1995 and $29.5 million for fiscal 1996, representing a 9% increase. Revenues are derived from computer system sales, hardware maintenance and software support, and the sale of products which are related to the Company's core computer systems such as statement printing, disaster recovery, and microfiche services.

Gross margin

The hardware and software gross profit margin decreased from 54 percent in 1995 to 46 percent in 1996. In the same period, the gross profit margins from support, maintenance and other services revenues decreased from 45 percent to 40 percent. The decrease in the hardware and software gross margin is attributable to decreased hardware margins due to customer demand for less profitable personal computers. The decrease in the gross profit margin from support, maintenance and other services revenue is due to increased software support personnel, and an increase of lower margin statement processing services as a percentage of support, maintenance and other services revenue in 1996 when compared to 1995. Costs of goods sold consist of the cost of hardware and software purchased for resale, the amortization of capitalized software development costs and the expense of supporting and installing the systems sold.

Product development costs

Product development costs represent the uncapitalized cost of software development. Uncapitalized costs include research and development, system operational error fixes and maintenance software upgrades. Product development costs were $1.1 million in 1995 and $1.4 million in 1996. The Company expects that development expenditures will increase in fiscal 1997 as the Company continues to improve current products and to invest in the development of new products, with an increased emphasis on research and development over capitalized expenditures.

Selling, general and administrative costs

The selling, general, and administrative expenses for the Company increased 57% from $8.7million in 1995, to $13.7 in 1996. This steep increase is partly the result of the incremental selling, general, and administrative expenses of the entities acquired in 1995 and 1996, which were not reduced to the extent anticipated through cost reduction plans implemented in 1995 and 1996. Additionally, as required by generally accepted accounting principles, all of the Company's general corporate overhead was included in continuing operations, with no allocation of corporate overhead to the discontinued operations. Since a majority of the assets of the disposed divisions were acquired in the fourth quarter of 1995 and in 1996, the dollar volume of incremental general corporate overhead attributable to the disposed divisions was greater in 1996 than 1995. The incremental general corporate overhead attributable to the disposed divisions was eliminated in the first quarter of 1997. In 1997, the Company plans to reduce selling, general and administrative expenses related to the continuing operations as part of an overall plan to decrease corporate overhead expenses. These expense reductions will be achieved through the gradual reduction of overhead and administrative personnel. Although the Company believes that these efforts will result in reduced selling, general and administrative costs in fiscal 1997, no assurance can be given that such efforts will be successful.

The amortization of the excess of purchase price over the fair value of the net tangible and identifiable intangible assets acquired ("Acquired Goodwill') is included in selling, general and administrative expenses. The Acquired Goodwill is amortized using the straight line method over an estimated life of 15 years. During 1996, total amortization of the Acquired Goodwill was $360,209 compared to $364,146 in 1995. Amortization of the Acquired Goodwill related to the entities acquired will be reduced in 1997 due to the write down of the Acquired Goodwill through a nonrecurring charge incurred in 1996. (See discussion of nonrecurring charges below.)

Portions of the purchase price of certain acquisitions completed in 1995 and 1996 were allocated to software acquisition costs. The amortization of the acquired software acquisition costs is included in the cost of goods sold. Software acquisition costs are amortized over the estimated life of the software (principally three to five years). During 1996, amortization of software development and acquisition costs were $834,509 compared to $414,124 in 1995. Amortization of the software acquisition costs related to the entities acquired will be reduced in 1997 due to the write down of the software acquisition costs through a nonrecurring charge recorded in 1996. (See discussion of nonrecurring charges below.)

Nonrecurring charges

In 1996, the Company reported nonrecurring charges of $7.1 million which are primarily related to certain restructuring charges and the reduction of the carrying value of the Acquired Goodwill and software development and acquisition costs.

Pursuant to a limited restructuring plan adopted in June of 1996, the employment contract of a shareholder and member of the board of directors will be terminated in the second fiscal quarter of 1997. As a result, compensation and severance fees of approximately $611,100 have been accrued in 1996 as a nonrecurring charge.

As discussed in the Company's reports on Form 10Q dated December 31, 1995 and March 31, 1996, over the past six months, management has studied the relationship between the carrying value of the Acquired Goodwill and the expected future cash flows related thereto. The Acquired Goodwill relates primarily to certain customer contracts and customer lists. As evidenced by the loss from continuing operations incurred in 1996, the costs of servicing the contracts acquired were higher than anticipated. Additionally, the profitability of sales to the customer base acquired was lower than anticipated. Therefore, in the opinion of management, the expected future discounted cash flows net of related expenses from the Acquired Goodwill of credit union assets are insufficient to support the recorded value. Consequently, a nonrecurring charge of $5.4 million has been recorded in 1996.

The Company evaluated the realizability of the capitalized software, comparing the amount capitalized for each product to the expected future undiscounted cash flow from the sale of such product. The study showed that, at expected sales volumes, the costs associated with the sale and installation of certain software products capitalized were higher than expected discounted cash flows from such sales. Consequently, management has determined that the expected cash flows of such products were insufficient to support the amounts capitalized. Accordingly, a one time charge of approximately $1.0 million has been recorded in 1996 to adjust capitalized software to be consistent with the estimated future cash flows from the sales of the related products.

Interest and income tax expense

Interest expense increased 82 percent in 1996 due primarily to an increase in average debt outstanding.

Income tax expense was $888,536 in 1995 (resulting in an effective tax rate of 43.7 percent) compared to a tax expense of zero in 1996. The difference in the tax expense is due to the losses incurred in 1996 for which no income tax benefit has been recorded.

Discontinued Operations

The loss from discontinued operations, net of income taxes increased from $.4 million in 1995 to $5.1 million in 1996. The increased loss in 1996 is the result of the inclusion of a full year of operations of the medical and commercial divisions of businesses acquired in 1995 and the loss from operations of the medical and commercial portions of businesses acquired in 1996 from the respective dates of acquisition. The 1996 loss from discontinued operations reflects the unprofitability of the acquired medical and commercial operations and the Company's inability to recognize expected cost synergy and revenue targets in its medical and commercial business units.

The estimated loss from the disposal of discontinued operations, net of income taxes includes the estimated costs for the disposal of the medical records software product through the anticipated date of disposition. The estimated loss from the disposal also includes the costs incurred for contractually specified severance payments to employees not hired by PCN subsequent to PCN's purchase of the medical division, the cost of closing facilities, (including estimated future lease obligations, which were not assumed by PCN in connection with the sale), and the estimated loss from the discontinued eCLINIC product line through the anticipated disposition date.

1995 Compared to 1994

Total revenues from continuing operations increased from $.5 million in fiscal 1994 to $24.1 million in fiscal 1995. This increase reflects the Company's entrance into the credit union software market in June 1994 through the acquisition of CUSA, the CUSA distributors, and Outside Force.

Total costs of goods sold and other direct costs increased from $182,860 in 1994 to $12.1 million in 1995. Product development costs were $1.1 million in 1995. No product development costs were incurred in 1994. Selling, general and administrative costs were $8.7 million in 1995 compared to $350,626 in 1994. Income tax expense for 1995 was $888,536 compared to $2,074 in 1994. These increases in expenses reflect the addition of the acquired businesses and the change in CTI's main business from surgery services to software sales, development, installation and support.

Loss from discontinued operations increased from $92,423 in 1994 to $370,869 in 1995. The loss incurred in 1994 reflects the results of the operations of Medical Computer Management, Inc. ("MCMI") which was acquired by the Company in May of 1995 and accounted for as a pooling of interests. The increased loss in 1995 reflects the addition of the operations of the medical and commercial business units which were acquired in 1995, from the effective dates of the acquisitions (except the results of operations for MCMI which were included for the full year).

Capital Resources and Liquidity

At June 30, 1996, the Company had current assets of $9.2 million and current liabilities of $19.4 million. The current liabilities include $5.1 million of deferred revenue which primarily represents payments received for services to be provided over the remaining term of software and hardware maintenance contracts (generally one year).

The Company has two term loans in the original aggregate amount of $2,000,000 and a line of credit with its principal bank (the "Bank"). The line of credit, $891,022 as of June 30, 1996, secured by accounts receivable, inventory, general intangibles and a trust deed on real estate, bears an interest rate of prime plus one and one half percent, and matures in January of 1997. In December of 1994, the Company was advanced $995,000 from certain individual investors through a loan company which is affiliated with an officer, director and major shareholder of the Company pursuant to a subordinated line of credit which is secured by accounts receivable.

From June 20, 1995 to October 6, 1995, the Company received $1,450,000 pursuant to the issuance of debentures to an entity controlled by an officer, director and major shareholder of the Company. The debentures, which are due June 30, 1998, are convertible into shares of the Company's common stock at the discretion of the holder at a rate of $3.00 per share through June 1996, $3.50 per share through June 1997, and $4.00 per share through June 30, 1998, and bear an interest rate of 8 percent per annum, payable quarterly.

From March to May of 1996, the Company received $1,481,023 from the Bank to finance the purchase of computer equipment. The loan, which bears interest at a rate of prime plus 1.5% is secured by a first lien on all assets purchased with the proceeds of the loan plus accounts receivable and inventory.

On July 2, 1996 the Company sold its medical and commercial divisions to PCN for $10,100,000 cash and the assumption of certain related liabilities. To date, the Company has received $9,200,000 of the total cash consideration. Pursuant to an October 15, 1996 amendment to the asset purchase agreement, of the remaining purchase price of $900,000, $750,000 will be retained by PCN in consideration of their assumption of certain additional liabilities related to the medical and commercial customer accounts. The remaining $150,000 will be paid to the Company upon the delivery of certain assets which are currently subject to a court order restricting such transfer pending the settlement of certain judgments. The cash received pursuant to the asset purchase agreement has been used to settle a $500,000 note owed to a hardware maintenance company to pay amounts owed to certain former owners of entities acquired in 1995 and 1996 in accordance with the applicable acquisition documents, to pay restructuring costs, severance fees, certain bonuses and professional fees related to the sale, and to reduce accrued liabilities and accounts payable.

On October 21, 1996 pursuant to a promissory note, the Company was advanced $100,000 from a director, officer and major shareholder of the Corporation. The note bears interest at 10% per annumand is due on December 20, 1996.

The Company anticipates that these financing sources, together with cash flow from operations, will be sufficient to permit it to meet its cash requirements through at least June 30, 1997.

The loan documents pursuant to which funds were advanced by the Bank for the line of credit, term loans, and equipment loan (the "Loans"), each include certain covenants related primarily to the Company's quarterly income before interest, depreciation, amortization and taxes. Pursuant to such covenants, the Bank has the right to demand full and immediate payment of amounts outstanding on the Loans upon violation of any of the covenants. In the past when the Company was not in compliance, the Bank has waived its right to exercise its rights under such covenants, but there is no assurance that the Bank will not exercise its rights under such covenants in the future. However, the Company is negotiating with the Bank to amend such covenants to conform to currently anticipated future operating results. Additionally, in 1997 the Company expects operating results to improve as the Company turns its focus from acquisition activity to operations, with an emphasis on improving staging, delivery, installation and training processes and on implementing an overall plan to reduce selling, general and administrative expenses. As current loan covenants are renegotiated and anticipated improvements in the results from operations are realized, management expects to comply with such covenants in the second, third and fourth quarters of 1997.

In 1996, the Company recorded nonrecurring charges of approximately $7 million in connection with the revaluation of certain balance sheet intangible assets and the accrual of restructuring costs. Also in 1996, the Company recorded a total loss from discontinued operations of $7.6 million. As a result of the nonrecurring charges, the loss from discontinued operations and a loss from continuing operations in 1996, retained earnings decreased from $.8 million at June 30, 1995 to a $16.8 million accumulated deficit at June 30, 1996, resulting in a shareholders' deficit of $6.2 at June 30, 1996. The Company is exploring various options to increase its equity in 1997, including private and public financing.

-------------------------------------------------------------------------------

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

-------------------------------------------------------------------------------

                                               CUSA TECHNOLOGIES, INC.


                                         Consolidated Financial Statements

                                           June 30, 1996, 1995, and 1994


                                    (With Independent Auditors' Report Thereon)


                                              CUSA Technologies, Inc.

                                    Index to Consolidated Financial Statements




                                                                                                                               Page

Independent Auditors Reports:

Report of KPMG Peat Marwick LLP, Independent                                                                                   F-2
   Auditors (as to the fiscal year ended June 30, 1996)

Report of Grant Thornton LLP, Independent Certified Public Accountants
   (as to the fiscal year ended June 30, 1995)                                                                                 F-3

Report of Joseph B. Glass & Associates, Independent Certified Public Accountants
    (as to the fiscal year ended June 30, 1994)                                                                                F-4

Financial Statements:

Consolidated Balance Sheets as of June 30, 1996 and 1995                                                                       F-5

Consolidated Statements of Operations for the years ended
   June 30, 1996, 1995, and 1994                                                                                               F-7

Consolidated Statements of Stockholders' Equity (Deficit) for the
   years ended June 30, 1996, 1995, and 1994                                                                                   F-8

Consolidated Statements of Cash Flows for the
   years ended June 30, 1996, 1995, and 1994                                                                                   F-9

Notes to Consolidated Financial Statements                                                                                    F-10

Schedules:

Report of KPMG Peat Marwick LLP, Independent Auditors                                                                          F-31

Schedule II-Valuation and Qualifying Accounts                                                                                  F-32





                                                   Independent Auditors' Report



Board of Directors and Stockholders
CUSA Technologies, Inc:


We have audited the accompanying consolidated balance sheet of CUSA Technologies, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CUSA Technologies, Inc. as of June 30, 1996, and the results of their operations and their cash flows for the year ended in conformity with generally accepted accounting principles.

We also audited the reclassifications that were applied to restate the 1995 and 1994 financial statements as a result of the discontinued operations as described in note 4. In our opinion, such reclassifications are appropriate and have been properly applied.



                                                  KPMG Peat Marwick LLP
Salt Lake City, Utah
November 8, 1996

                             Report of Independent Certified Public Accountants



Board of Directors and Stockholders
CUSA Technologies, Inc.:


We have audited the accompanying consolidated balance sheet of CUSA Technologies, Inc. and subsidiaries as of June 30, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended (before restatement for the discontinued operations of the medical and commercial divisions as discussed in note 4 to the consolidated financial statements). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CUSA Technologies, Inc. and subsidiaries as of June 30, 1995, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.


                                             Grant Thornton LLP

Salt Lake City, Utah
September 15, 1995

                             Report of Independent Certified Public Accountants



Board of Directors and Stockholders
CUSA Technologies, Inc.:


We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of CUSA Technologies, Inc. and subsidiaries for the year ended June 30, 1994, (before restatement for the discontinued operations as described in note 4 to the consolidated financial statements). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of CUSA Technologies, Inc. and subsidiaries for the year ended June 30, 1994, in conformity with generally accepted accounting principles.



Joseph B. Glass & Associates
Salt Lake City, Utah

July 12, 1995

                                                      CUSA TECHNOLOGIES, INC.

                                                    Consolidated Balance Sheets

                                                      June 30, 1996 and 1995


                                                                                                        1996               1995
                                                                                                   --------------    --------------
                                           Assets
Current assets:
    Cash                                                                                           $     583,080           818,883
    Trade accounts receivable, net of allowance for doubtful accounts of $572,000 in 1996
      and $136,000 in 1995 (notes 5, 6, and 7)                                                         2,987,680         3,378,562
    Inventories (notes 5 and 7)                                                                          140,402           469,457
    Prepaid expenses and other assets                                                                    425,148           232,452
    Net assets of discontinued operations (note 4)                                                     5,081,383         8,237,814
                                                                                                   --------------    --------------


           Total current assets                                                                        9,217,693        13,137,168

Property and equipment (notes 5 and 7):
    Land                                                                                                 297,688           297,688
    Buildings and improvements                                                                         2,423,416         2,361,214
    Furniture, fixtures and equipment                                                                  2,672,653         1,216,527
    Other                                                                                                668,405           155,580
                                                                                                   --------------    --------------

           Total property and equipment                                                                6,062,162         4,031,009
    Less accumulated depreciation and amortization                                                     1,371,761           493,548
                                                                                                   --------------    --------------

           Net property and equipment                                                                  4,690,401         3,537,461

Equipment under capital lease obligations less accumulated amortization of $420,125 in 1996
   and $159,828 in 1995 (note 12)                                                                        233,816           367,610

Receivables from related parties (note 13)                                                               362,849           330,054

Software development and acquisition costs less accumulated amortization of $457,421 in 1996 and
   $409,808 in 1995 (notes 3, 4, and 17)                                                               1,531,158         2,212,372

Excess of  purchase  price  over fair  value of net  tangible  and  identifiable intangible assets acquired less accumulated  amortization of $364,146 in 1995
   (notes 3, 4, and 17)
                                                                                                               -         6,331,384

Other assets                                                                                             220,084           174,194
                                                                                                   ==============    ==============
                                                                                                  $   16,256,001        26,090,243
                                                                                                   ==============    ==============



                                                           CUSA TECHNOLOGIES, INC.

                                                   Consolidated Balance Sheets (continued)

                                                           June 30, 1996 and 1995


                                                                                                        1996                1995
                                                                                                   ---------------    --------------
                       Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Lines of credit with banks (note 5)                                                            $      891,022            373,247
    Current installments of long-term debt (note 7)                                                     3,258,269            772,982
    Current installments of obligations under capital leases (note 12)                                    205,888            170,334
    Accounts payable                                                                                    3,823,560          2,177,605
    Accrued liabilities                                                                                 3,309,083          1,610,713
    Customer deposits                                                                                   1,690,973          1,024,981
    Income taxes payable (note 11)                                                                         18,081             50,256
    Payables to related parties (note 13)                                                               1,167,398          1,962,155
    Deferred revenue                                                                                    5,057,444          3,846,880
                                                                                                   ---------------    --------------

           Total current liabilities                                                                   19,421,718         11,989,153

Long-term debt with related parties (note 6)                                                            2,445,000          1,145,000
Long-term debt, excluding current installments (note 7)                                                   430,894          1,852,471

Obligations under capital leases, excluding current installments (note 12)                                193,977            226,356
Deferred income taxes (note 11)                                                                                 -            956,266
                                                                                                   ---------------    --------------
           Total liabilities                                                                           22,491,589         16,169,246
Commitments and contingent liabilities (notes 2, 4, 5, 7, 12, and 14)                                           -                  -
Stockholders' equity (deficit) (notes 3, 6, 8, and 9):
    Series A convertible preferred stock, $.001 par value.  Authorized 1,500,000 shares; issued and outstanding 1,000,000 shares ($2.00 liquidation value)
                                                                                                            1,000              1,000
    Common stock,  $.001 par value.  Authorized  25,000,000  shares;  issued and outstanding 8,916,438 shares at June 30, 1996 and 8,509,516 shares at June
      30, 1995
                                                                                                            8,916              8,510
    Additional paid-in capital                                                                         10,530,308          9,116,807
    Retained earnings (accumulated deficit)                                                           (16,775,812)           794,680
                                                                                                   ---------------    --------------
           Total stockholders' equity (deficit)                                                        (6,235,588)         9,920,997
                                                                                                   ---------------    --------------
                                                                                                  $    16,256,001         26,090,243
                                                                                                   ===============    ==============



See accompanying notes to consolidated financial statements.


                                                           CUSA TECHNOLOGIES, INC.

                                                    Consolidated Statements of Operations

                                                  Years ended June 30, 1996, 1995, and 1994

                                                                                        1996              1995              1994
Net revenues:
    Hardware and software sales                                                  $    12,226,361        11,972,244           66,366
    Support, maintenance and other services                                           16,357,843        11,370,358                -
    Other revenue                                                                        880,255           783,121          479,320

                                                                                  ----------------   --------------   --------------
           Total revenues                                                             29,464,459        24,125,723          545,686
                                                                                  ----------------   --------------   --------------
Cost of goods sold and other direct costs:
    Hardware and software                                                              6,590,010         5,501,162           32,813
    Support, maintenance and other services                                            9,796,938         6,298,448                -
    Other                                                                                286,914           285,252          150,047
                                                                                  ----------------   --------------   --------------
           Total cost of goods sold and other direct costs                            16,673,862        12,084,862          182,860
                                                                                  ----------------   --------------   --------------

           Gross profit                                                               12,790,597        12,040,861          362,826
Product development costs                                                              1,359,189         1,088,323                -
Selling, general and administrative expenses                                          13,735,707         8,731,808          350,626
Nonrecurring charges (note 17)                                                         7,068,749                 -                -
                                                                                  ----------------   --------------   --------------
           Operating income (loss)                                                    (9,373,048)        2,220,730           12,200
Other income (expense):
    Interest expense                                                                    (439,232)         (240,943)         (11,609)
    Other, net                                                                           (37,434)           55,644            9,780
                                                                                  ----------------   --------------   --------------

           Income (loss) from continuing operations before income taxes               (9,849,714)        2,035,431           10,371
Income tax expense (note 11)                                                                   -           888,536            2,074
                                                                                  ----------------   --------------   --------------
Earnings (loss) from continuing operations                                            (9,849,714)        1,146,895            8,297

Loss from discontinued operations, net of income taxes (note 4)                       (5,106,327)         (370,869)         (92,423)

Estimated loss from disposal of discontinued operations, net of income taxes          (2,494,451)                -                -
   (note 4)
                                                                                  ================   ==============   ==============
           Net income (loss)                                                     $   (17,450,492)          776,026          (84,126)
                                                                                  ================   ==============   ==============

Earnings (loss) per common and common equivalent share:
    From continuing operations                                                    $        (1.15)             0.13             0.00
    From discontinued operations                                                  $        (0.87)            (0.05)           (0.04)

Weighted average common and common equivalent shares                                   8,695,419         7,655,280        2,418,837




See accompanying notes to consolidated financial statements.

===================================================================================================================================
                                                                                              CUSA TECHNOLOGIES, INC.
===================================================================================================================================

                                                                          Consolidated Statements of Stockholders' Equity (Deficit)
                                                                                 Years ended June 30, 1996, 1995, and 1994
                                                                                                    Retained
                                    Preferred Stock          Common Stock                           Earnings          Total
                            --------------------------  -------------------------   Additional      (accumulated     Stockholders'
                              Number of                   Number of                  paid-in        deficit)          equity
                               shares        Amount        shares       Amount        capital                        (deficit)
                            ------------- ------------- ------------ ------------ ------------- --------------- ---------------

Balances at July 1, 1993        -   $         -          1,889,030   $    1,889      14,311          231,594           247,794

Merger with Dimension
Capital Corporation (note 3)    -             -            385,934          386     160,120                -           160,506

Sale of common stock (note 3)   -             -            500,000          500     499,500                -           500,000

Shares issued under stock
option plans (note 9)           -             -            250,000          250     374,750                -           375,000

Shares issued to acquire
real property (note 3)       1,000,000       1,000       1,000,000        1,000   2,319,888                -         2,321,888

Shares issued in business
acquisition (note 3)            -              -           714,330          714     713,616                -           714,330

Net loss for the year           -              -              -              -           -           (84,126)          (84,126)
                            -------------   ------------ ------------- --------- -------------  ---------------   ---------------

Balances at June 30, 1994    1,000,000       1,000       4,739,294        4,739   4,082,185          147,468         4,235,392

Shares issued in business
acquisitions (note 3)            -             -         3,514,227        3,514   4,593,046           (6,148)        4,590,412

Sale of shares to employees
under stock purchase plan
   (note 9)                      -              -          254,635          255     434,730                -           434,985

Shares issued under stock
option plans (note 9)            -              -            1,360            2       1,846                -             1,848

Proceeds from common stock
warrants (note 6)                -              -              -            -         5,000                -             5,000

Preferred stock dividends        -              -              -            -            -          (122,666)         (122,666)

Net income for the year          -              -              -            -            -           776,026           776,026
                             -------------   ----------  -------------- --------- ------------  ---------------   ---------------

Balances at June 30, 1995     1,000,000       1,000       8,509,516       8,510   9,116,807          794,680         9,920,997

Shares issued in business
acquisitions (note 3)             -              -          350,267         350   1,336,239                -         1,336,589

Shares issued for software
development                       -              -           50,000          50     149,950                -           150,000

Shares issued under stock
option plans (note 9)             -              -           20,905          20       2,798                -             2,818

Shares redeemed from former
employees                         -              -          (14,250)        (14)    (75,486)               -           (75,500)

Preferredsstock dividends         -              -              -            -           -          (120,000)         (120,000)

Net loss for the year             -              -              -            -           -       (17,450,492)      (17,450,492)
                              =============   ===========  ============= ======== ============  ===============   ===============
                              =============   ===========  ============= ======== ============  ===============   ===============

Balances at June 30, 1996     1,000,000        1,000       8,916,438      8,916   10,530,308     (16,775,812)       (6,235,588)
                              =============   ===========  ============= ======== ============  ===============   ===============


See accompanying notes to consolidated financial statements.


===================================================================================================================================
                                                           CUSA TECHNOLOGIES, INC.
===================================================================================================================================

                                                    Consolidated Statements of Cash Flows

                                                  Years ended June 30, 1996, 1995, and 1994

                                                                              1996                 1995                      1994
                                                                        ----------------     ----------------          -------------
Cash flows from operating activities:
    Earnings (loss) from continuing operations                        $    (9,849,714)          1,146,895                     8,297
    Adjustments to reconcile earnings (loss) from continuing
      operations to net cash provided by (used in) operating activities:
        Depreciation and amortization                                       2,341,261           1,482,694                    12,084
        Provision for doubtful accounts                                       548,979              85,047                    10,651
        Nonrecurring charges                                                7,068,749                   -                         -
        Net change in current assets and liabilities
           Trade accounts receivable                                         (842,513)         (1,903,521)                 (198,062)
           Inventories                                                        317,139             238,637                         -
           Prepaid expenses and other current assets                         (192,696)           (118,836)                        -
           Accounts payable                                                 1,387,093             650,339                   (71,445)
           Accrued liabilities                                                822,645             435,125                    73,656
           Customer deposits                                                  665,992             653,533                         -
           Deferred revenue                                                 1,132,964            (555,994)                  215,992
           Income taxes                                                       (91,181)              8,936                   (34,977)
           Deferred income taxes                                                    -             767,508                    11,708
                                                                        ----------------     ----------------          -------------

                  Net cash provided by continuing                            3,308,718           2,890,363                    27,904
                    operating activities

    Net cash provided by (used in) discontinued operations                  (3,412,223)         (1,083,438)                  130,213
                                                                        ----------------     ----------------          -------------
                                                                        ----------------     ----------------          -------------

                  Net cash provided by (used in) operating                    (103,505)          1,806,925                   158,117
                    activities
                                                                        ----------------     ----------------          -------------


Cash flows from investing activities:
    Purchase of property and equipment, net                                 (1,887,500)           (771,458)                 (52,801)
    Cash paid for business acquisitions, including acquisition costs,
      less cash acquired                                                        (2,743)           (353,286)                (599,665)
    Software development costs                                                (932,387)           (490,227)                        -
    Advances to related parties                                                (20,909)           (134,208)                (294,264)
    Increase in other assets                                                   (58,253)            (15,836)                 (10,977)
    Net cash used in investing activities of discontinued operations          (200,732)            (92,419)                 (95,851)

                                                                        ----------------     ----------------          -------------

                  Net cash used in investing activities                     (3,102,524)         (1,857,434)              (1,053,558)
                                                                        ----------------     ----------------          -------------

Cash flows from financing activities:
    Proceeds from debt with related parties                                  1,300,000           1,145,000                         -
    Proceeds from long-term debt                                             1,981,023           2,000,000                         -
    Repayment of debt with related parties                                           -          (1,405,000)                        -
    Net borrowings (repayments) of lines of credit                             517,775            (285,820)                        -
    Repayments of obligations under capital leases                            (224,320)           (172,109)                  (6,075)
    Repayment of long-term debt                                               (917,313)           (192,268)                        -
    Reduction of payables to related parties                                  (994,257)           (868,717)                        -
    Sale of common stock, exercise of stock
      options, and merger with Dimension                                         2,818             441,832                 1,035,506
      Capital Corporation
    Preferred dividend distributions                                          (120,000)           (122,666)                        -
    Redemption of common stock                                                 (75,500)                  -                         -
    Net cash provided by (used in) financing
      activities of discontinued operations                                  1,500,000             (49,951)                 (19,808)
                                                                        ----------------       ----------------          -----------

                  Net cash provided by financing activities                  2,970,226             490,301                 1,009,623
                                                                        ----------------     ----------------          -------------

Net increase (decrease) in cash and cash equivalents                          (235,803)            439,792                   114,182

Cash and cash equivalents at beginning of year                                 818,883             379,091                   264,909
                                                                                                    ----------------          ------
                                                                        ================     ================          =============

Cash and cash equivalents at end of year                               $       583,080             818,883                   379,091
                                                                        ================     ================          =============




See accompanying notes to consolidated financial statements.


================================================================================

================================================================================
                                       F-40
                              CUSA TECHNOLOGIES, INC.

                    Notes to Consolidated Financial Statements

                           June 30, 1996, 1995, and 1994



(1) Description of Business Operations and Summary of Significant Accounting Policies

       (a)    Description of Business Operations

              The principal business operations of CUSA Technologies, Inc. (CTI) and its subsidiaries (collectively, "the Company") are the development, sale, and support of computer software technology and resale and maintenance of hardware for the credit union, healthcare, commercial, and rental industries, and other ancillary services such as statement and microfiche processing, and disaster recovery services. As described in note 4, in June 1996, the Board of Directors of CTI committed to dispose of the business and assets of the medical and commercial divisions. Certain amounts in the prior years' consolidated financial statements and related notes have been reclassified to conform to the current year's presentation as required with respect to discontinued operations. Unless otherwise specified, disclosures in the following footnotes relate to assets, liabilities, and operations of continuing operations.

              The Company also owns and operates two surgical centers and an office building complex in Nevada.

       (b)    Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of CTI and all of its subsidiaries, substantially all of which are wholly-owned at June 30, 1996. All significant intercompany balances and transactions have been eliminated in consolidation.

       (c)    Revenue Recognition

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

       (d)    Cash and Cash Equivalents

              Cash and cash equivalents consist of highly liquid investments with an original maturity to the Company of less than ninety days.

       (e)    Financial Instruments

              The carrying value of the Company's financial instruments at June 30, 1996 approximates fair value.

================================================================================
                              CUSA TECHNOLOGIES, INC.
================================================================================

                    Notes to Consolidated Financial Statements


       (f)    Inventories

              Inventories, which consist principally of computer hardware held for resale and spare parts used for maintenance services, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

       (g)    Property and Equipment

              Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

              The  estimated   lives  used  in  determining   depreciation   and
              amortization are:

                  Buildings and improvements                        5-32 years
                  Furniture, fixtures and equipment                 3-10 years
                  Other                                              3-5 years

              Equipment under capital leases is amortized over the lives of the respective leases or, for those leases which substantially transfer ownership, over the service lives of the assets. Amortization expense for capital leases is included with depreciation and amortization expense.

              The straight-line method of depreciation and amortization is followed for substantially all assets for financial reporting purposes. Certain assets are depreciated under accelerated methods for tax purposes. A provision for deferred income taxes relating to the temporary differences in depreciation has been recognized.

       (h)    Intangible Assets

              All research and development costs incurred by the Company in the development and acquisition of computer software to be sold to customers is charged to expense until the technological feasibility of the software is established. After technological feasibility has been established, software development and acquisition costs are capitalized until the software is available for general release to customers. Software development and acquisition costs are recorded at the lower of unamortized historical cost or estimated net realizable value. Software development and acquisition costs are amortized on a product-by-product basis using the straight-line method over their estimated useful lives of three to five years. Amortization of software development and acquisition costs was $834,509 and $414,124 for the years ended June 30, 1996 and 1995, respectively (none in 1994).

              The excess of purchase price over fair value of net tangible and identifiable intangible assets acquired in certain business acquisitions is amortized using the straight-line method, principally over fifteen years. Amortization expense was $360,209 and $364,146 for the years ended June 30, 1996 and 1995, respectively (none in 1994).

              On an ongoing basis, management reviews the valuation and amortization of software development and acquisition costs and the excess purchase price to determine possible impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related businesses (note 17).

       (i)    Income Taxes

              The Company accounts for income taxes under the asset and liability method, under which deferred taxes are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the deferred tax assets or liabilities are expected to be paid or recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

       (j)    Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (k)    Earnings (Loss) Per Share

              Earnings or loss per common and common equivalent share is computed by dividing net earnings (loss) by the weighted average common shares outstanding during each year, including common equivalent shares (if dilutive). Common equivalent shares include stock options, convertible preferred stock and convertible debt. Earnings used in the calculation are reduced (loss in increased) by the dividends paid to preferred stockholders. Fully diluted earnings (loss) per share is not materially different from primary earnings (loss) per share.

       (l)    Accounting Standards Not Yet Adopted

              In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). The Company is required to adopt the provisions of this statement for years beginning after December 15, 1995. This statement encourages all entities to adopt a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in this statement had been applied. It is currently anticipated that the Company will continue to measure compensation costs in accordance with APB 25 and provide the disclosures required by SFAS 123.

       (m)    Reclassifications

              Certain reclassifications have been made in the 1994 and 1995 consolidated financial statements to conform with classifications adopted in 1996.

(2)    Liquidity

       During the year ended June 30, 1996, the Company incurred a loss from continuing operations of $9,849,714, a net loss of $17,450,492, cash used in operating activities of $103,505, and at June 30, 1996 a stockholders' deficit of $6,235,588. These losses have also resulted in violations of certain debt covenants with the Company's primary financial institution which have been waived by the financial institution through June 30,
       1996. However, the Company anticipates that it may be in violation of these covenants in the future until the debt covenants are changed or the debt is restructured. A significant portion of the net loss during 1996 relates to the noncash write down of the excess of purchase price over fair value of net tangible and identifiable intangible assets acquired and software development and acquisition costs to their estimated fair value (note 17). Since June 30, 1996, management has formulated plans to return the Company to profitable operations and positive cash flow. In the opinion of management, implementation of these plans will permit the Company to meet its operating and debt cash requirements, at least through the next fiscal year. The Company is subject to many uncertainties over which management has limited control, any one of which could adversely affect the Company's operating cash flows, and thus create cash flow problems for the Company.


(3)    Business Acquisitions

       During the last three fiscal years, CTI has acquired various entities. In each acquisition where CTI issued its stock as part or all of the purchase consideration, the stock has been valued at the average of the bid and ask prices on the date of closing, less an appropriate discount for restrictions on marketability.

       (a)    Fiscal 1996

              Preferred Health Systems, Inc.

              Effective October 1, 1995, CTI acquired 100 percent of the equity interest in Preferred Health Systems, Inc. (PHS), a software development company. In connection with the acquisition, CTI issued 75,000 shares of restricted common stock (valued at $262,500) in exchange for all of the outstanding stock of PHS. PHS is the owner and developer of a fourth generation language software application for managed healthcare organizations. Results of operations of PHS are included in the financial statements of the Company since October 1, 1995. The acquisition has been accounted for using the purchase method and the excess of purchase price over fair value of net tangible assets acquired was allocated to software development and acquisition costs and is being amortized over five years.

              Workgroup Design, Inc.

              On  December  22,  1995,  CTI  acquired  100 percent of the equity interest in Workgroup Design, Inc. (WGD), a Lotus Notes application development company. In connection with the acquisition, CTI issued 25,000 shares of restricted common stock (valued at $100,000) and a note payable in the amount of $42,000. The financial statements of the Company include the results of operations of WGD since the effective date of the acquisition. The acquisition has been accounted for using the purchase method and the excess of purchase price over fair value of net tangible assets acquired is being amortized over five years.

              Medfo Systems of America, Inc.

              Effective January 1, 1996, CTI acquired 100 percent of the equity interest in Medfo Systems of America, Inc. (Medfo). Medfo is a business engaged in the distribution and support of software, principally in the healthcare industry. In connection with the acquisition of Medfo, CTI issued 40,267 shares of its restricted common stock (valued at $134,089) and agreed to issue options to the former owner and the employees of Medfo to acquire 150,000 shares of its common stock at fair market value as of the closing date. Results of operations of Medfo are included in the financial statements of the Company since January 1, 1996. The acquisition has been accounted for using the purchase method and the excess of purchase price over fair value of net tangible assets acquired is being amortized over fifteen years.

              The former owner of Medfo is a shareholder of CTI and was an officer until September 1996. Prior to the acquisition, Medfo and the medical division of CTI jointly conducted business pursuant to a subcontract and assignment agreement under which CTI provided software, hardware, and other resources to customers of Medfo, for which CTI earned revenues. CTI had also advanced Medfo $256,312 for its business operations prior to the acquisition.

              Automated Solution, Inc.

              Effective February 1, 1996, CTI acquired 100 percent of the equity interest in Automated Solutions, Inc. and Automated Systems of Arizona, Inc., and 40 percent of the equity interest in Automated Solutions of California, Inc. (collectively, ASI). ASI is a business engaged in hardware and software distribution and related support services, principally to the healthcare and certain commercial industries. In connection with the acquisition of ASI, CTI issued 50,000 shares of its restricted common stock (valued at $200,000) to the former owners of ASI and agreed to settle certain liabilities of a former owner of ASI in the approximate amount of $114,000 related to his prior purchase of stock in ASI. CTI also agreed to issue options to a former owner and the employees of ASI to acquire 70,000 shares of its common stock at fair market value as of the closing date. Results of operations of ASI are included in the financial statements of the Company since February 1, 1996. The acquisition has been accounted for using the purchase method and the excess of purchase price over fair value of net tangible assets acquired is being amortized over fifteen years.

              Source Computing

              Effective February 1, 1996, CTI acquired 100 percent of the equity interest in Source Computing, Inc., Medical Clearing Corporation, and certain assets of a proprietorship, all of which were under common ownership (collectively, Source). Source is a business engaged in the development, distribution, and support of software, principally in the area of practice management and electronic claims processing for the healthcare industry. In connection with the acquisition of Source, CTI issued an aggregate of 160,000 shares of its restricted common stock (valued at $640,000) and agreed to pay an aggregate of $300,000 in cash. CTI also agreed to issue options to the former owners and the employees of Source to acquire 25,000 shares of its common stock at fair market value as of the date of closing. Results of operations of Source are included in the financial statements of the Company since February 1, 1996. The acquisition has been accounted for using the purchase method and the excess of purchase price over fair value of net tangible assets acquired is being amortized over fifteen years.

       (b)    Fiscal 1995

              VERSYSS Data Systems

              Effective September 1, 1994, CTI acquired 100 percent of the stock of RK & DR Concepts, Inc. dba VERSYSS Data Systems (VDS) in exchange for 1,500,000 shares of restricted common stock (valued at $1,800,000) and a cash payment of $700,000. VDS markets software, hardware and support services to the credit union, healthcare, and rental industries. Results of operations of VDS are included in the financial statements of the Company since September 1, 1994. The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible assets acquired is being amortized over fifteen years.

              Outside Force

              Effective November 15, 1994, CTI acquired 100 percent of the stock of Outside Force, Inc. (Outside Force) in exchange for 200,000 shares of restricted common stock (valued at $333,333) and a cash payment of $250,000. Outside Force is the developer of a credit union management software system written in a fourth generation software language. Results of operations of Outside Force are included in the financial statements of the Company since November 15, 1994. The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible assets acquired was allocated to software acquisition costs and is being amortized over five years.

              Benchmark Computer Systems of Omaha

              Effective February 1, 1995, CTI acquired 100 percent of the stock of Benchmark Computer Systems, Inc., (Benchmark of Omaha) in exchange for 205,000 shares of restricted common stock (valued at $410,000) and a cash payment of $200,000. Benchmark of Omaha markets software, hardware and support services to the credit union and healthcare industries. Results of operations of Benchmark of Omaha are included in the financial statements of the Company since February 1, 1995. The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible assets acquired is being amortized over fifteen years.

              Computer Ease

              Effective February 1, 1995, CTI acquired 100 percent of the stock of Computer Ease for cash of $350,000. Computer Ease is the developer of a rental center management software system. Results of operations of Computer Ease are included in the financial statements of the Company since February 1, 1995. The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible assets acquired was allocated to software acquisition costs and is being amortized over three years.

              Benchmark Systems of Virginia

              Effective May 1, 1995, CTI acquired 100 percent of the stock of Benchmark Systems of VA, Inc., (Benchmark of Virginia) in exchange for 380,000 shares of restricted common stock (valued at $950,000) and a cash payment of $1,000,000. Benchmark of Virginia markets software, hardware and support services to the credit union and healthcare industries. Results of operations of Benchmark of Virginia are included in the financial statements of the Company since May 1, 1995. The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible assets acquired is being amortized over fifteen years.

              Benchmark Computer Systems of Wisconsin

              Effective June 1, 1995, CTI acquired 100 percent of the stock of Benchmark Computer Systems, Inc. (Benchmark of Wisconsin) in exchange for 192,667 shares of restricted common stock (valued at $481,668). Benchmark of Wisconsin markets software, hardware and support services to the credit union and healthcare industries. Results of operations of Benchmark of Wisconsin are included in the financial statements of the Company since June 1, 1995. The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible assets acquired is being amortized over fifteen years.

              Medical Computer Management, Inc.

              On May 18, 1995 CTI acquired 100 percent of the stock of Medical Computer Management, Inc. and its 90 percent-owned subsidiary, Healthcare Business Solutions of Arizona, Inc. (collectively,
              MCMI) in exchange for 300,000 shares of restricted common stock. MCMI develops, sells, and supports a medical management software system written in a fourth generation software language. The acquisition has been accounted for as a pooling of interests and, accordingly, all prior period financial statements presented have been restated as if the acquisition took place at the beginning of the earliest period presented.

              Sierra Surgery Center

              Pursuant to an amended agreement in principle dated March 31, 1993, and effective November 1, 1994, CTI acquired 100 percent of the stock of the Sierra Surgery Center (Sierra) in exchange for 415,000 shares of restricted common stock. Sierra operates a surgery center in Nevada. Sierra and CTI were entities under common control and accordingly the transaction has been accounted for on an as if pooled basis. However, the financial statements of the Company prior to the acquisition have not been restated due to the insignificance of the historical results of operations of Sierra.

       (c)    Fiscal 1994

              Dimension Capital Corporation

              On December 14, 1993, CTI completed a merger with Dimension Capital Corporation (Dimension). The merger was accomplished through the exchange of 1,589,030 shares of CTI's common stock for 100 percent of the equity interest in Dimension and the repurchase of 14,066 shares held by dissenting stockholders of Dimension. This transaction was accounted for as a recapitalization of CTI in a manner similar to a reverse purchase. Accordingly, the historical financial statements presented for the period prior to the merger with Dimension are those of CTI. Concurrently with the merger with Dimension, CTI issued 500,000 shares of restricted common stock to certain private investors (including an officer and director of CTI) at $1 per share. As part of this stock sale, options to purchase an additional 1,000,000 shares of common stock were also issued to these investors exercisable at fair market value at the date of grant, with the exercise prices escalating annually from $1.50 to $3.00 per share over the subsequent five-year period.

              CUSA, Inc.

              In a series of transactions in June and July, 1994, CTI acquired 100 percent of the stock of CUSA, Inc. (CUSA) and the minority interest in its subsidiaries held by third parties in exchange for 1,335,890 shares of restricted common stock (valued at $1,335,890). CUSA develops credit union management software systems and markets this software along with hardware and software support services to the credit union industry. Results of operations of CUSA are included in the financial statements of CTI since June 30, 1994. The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible and identifiable intangible assets acquired is being amortized over fifteen years.

              Credit Union Division of VERSYSS, Inc.

              Effective June 22, 1994, CTI acquired the software distribution operations and certain assets of the credit union division of VERSYSS, Inc. (the Division). The Division was a major distributor of CUSA's credit union management software system. The purchase price of the acquisition was approximately $3,122,000 consisting of $2,100,000 in cash and $1,022,000 in assumed liabilities. Results of operations of the Division are included in the financial statements of the Company since June 22, 1994. The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible assets acquired is being amortized over fifteen years.

              Office Rental Complex

              On June 22, 1994, CTI acquired 100 percent of the assets and operations of an office complex (the Complex) located in Nevada. The Complex, consisting of four separate buildings, was owned and operated by three separate limited partnerships. One of the general partners of these partnerships is an officer, director, and major stockholder of the Company. Accordingly, the acquisition has been accounted for as a transfer of assets between entities under common control and was recorded at depreciated historical cost. The Complex was acquired through the exchange of 1,000,000 shares of the Company's restricted common stock and 1,000,000 shares of the Company's Series A convertible preferred stock. The results of operations of the Complex are included in the financial statements of the Company since June 22, 1994.

              Pro forma Results of Operations

              Assuming all of the acquisitions described above had occurred at the beginning of each period presented below, the Company's unaudited pro forma condensed consolidated results of operations, exclusive of nonrecurring charges, would have been approximately as follows:

                                                                              Year ended June 30,
                                                                ----------------------------------------------------
                                                                        1996                           1995
                                                                ---------------------         ----------------------
                  Revenues                                     $           29,464,459                     27,095,289
                                                                =====================         ======================

                  Earnings (loss) from continuing              $          (2,780,965)                        802,903
                     operations
                                                                =====================         ======================

                  Earnings (loss) per share                    $               (0.33)                           0.08
                                                                =====================         ======================

              The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of the actual results that would have been achieved had the aforementioned acquisitions taken place at the dates set forth above and are not necessarily indicative of future results.


(4)    Discontinued Operations

       In June 1996, the Board of Directors of CTI committed to dispose of the business and assets of the medical and commercial divisions. On July 2, 1996, CTI entered into an asset purchase agreement with Physician Computer Network, Inc. (PCN) whereby PCN agreed to acquire substantially all of the assets and assume certain liabilities of the medical and commercial divisions. Terms of the purchase agreement, as subsequently modified on October 15, 1996, provided for the purchase of certain specified assets for $9,350,000, payable as follows: 1) $4,500,000 at closing, 2) cancellation of $1,500,000 note payable to PCN incurred on June 13, 1996, 3) $3,150,000 within five business days of receipt of audited financial statements, and 4) $200,000 due upon transfer of certain assets of one of the subsidiaries of CTI which were subject to a court ordered receivership at the date of closing.

       Also, according to the asset purchase agreement, PCN 1) assumed the balances of the Company's liabilities related to accounts and notes payable to Versyss, Inc., a subsidiary of PCN, deferred software support and hardware maintenance obligations, accrued liabilities, and customer deposits associated with the medical and commercial divisions, and 2) assumed liability for certain real and personal property leases of the Company with terms through October 1999.

       Under the asset purchase agreement, CTI agreed to purchase from PCN not less than $2,000,000 of hardware and software products during each twelve-month period commencing July 1, 1996, for an aggregate commitment of $10,000,000.

       The medical and commercial divisions have been accounted for as discontinued operations, and accordingly, the results of their operations are segregated from continuing operations in the accompanying statements of operations. Revenue, operating costs and expenses, other income and expense, and income taxes of these divisions for the fiscal years ended June 30, 1995 and 1994, have also been reclassified as discontinued operations. No allocation of general corporate overhead has been made to discontinued operations related to these divisions.

       In June 1996, upon adoption of the plan to dispose of the medical and commercial divisions, the Company recorded a provision for the estimated loss on the disposal of the divisions in the amount of $2,494,451 (net of income tax benefit of $-0-). This provision relates to the expected gain on the sale to PCN, net of disposal costs, severance benefits to division employees, certain occupancy costs under noncancelable leases, and anticipated future losses related to assets and operations not sold to PCN until their ultimate disposition is completed. Interest expense has been allocated to discontinued operations in the same percentage as assets of discontinued operations compared to total assets.

       Summary operating results of discontinued operations for the fiscal years ended June 30, 1996, 1995, and 1994, excluding the above loss on disposal, are as follows:

                                                             1996                     1995                    1994
                                                      ------------------       -----------------        -----------------
           Revenues                                  $    13,949,298                8,413,992                2,555,703
                                                      ===================      ==================       =================

           Gross profit                              $     4,293,687                3,636,258                  905,334
                                                      ===================      ==================       =================

           Loss before income taxes                  $    (5,106,327)                (472,533)                (120,305)

           Income tax benefit                                      -                 (101,664)                 (27,882)
                                                      ===================      ==================       =================

           Loss from discontinued operations         $    (5,106,327)                (370,869)                 (92,423)
                                                      ===================      ==================       =================

       The assets and liabilities related to the discontinued operations have been separately classified on the balance sheets as net assets of discontinued operations. A summary of these assets and liabilities as of June 30, 1996 and 1995, are as follows:

                                                                                             1996              1995
                                                                                        ---------------   ---------------
           Assets:
               Trade accounts receivable, net                                           $   2,185,928         1,763,020
               Other current assets                                                           277,681           860,489
               Property and equipment, net                                                    536,552           661,945
               Software development and acquisition costs, net                              1,276,593           871,675
               Excess of purchase price over fair value of net tangible and
                 identifiable assets acquired, net                                          8,827,260         7,099,670
               Other noncurrent assets                                                        156,997             9,648
                                                                                        ---------------   ---------------
                      Total assets                                                         13,261,011        11,366,447
                                                                                        ---------------   ---------------

           Liabilities:
               Accounts payable, accrued liabilities, and customer deposits                 2,142,351         1,262,204
               Deferred revenue                                                             1,945,140         1,668,743
               Notes payable                                                                1,597,686            97,686
               Liability for estimated loss on disposal                                     2,494,451                 -
                                                                                        ---------------   ---------------
                      Total liabilities                                                     8,179,628         3,028,633
                                                                                        ===============   ===============

                      Net assets of discontinued operations                            $    5,081,383         8,237,814
                                                                                        ===============   ===============



(5)    Lines Of Credit With Banks

       Lines of credit with banks are as follows:

                                                                                      1996                  1995
                                                                                 ---------------     ------------------
                                                                                 ---------------     ------------------
            Line of  credit,  interest  at prime  plus  1.5%  (9.75% at June 30,
               1996),   maximum   available   $1,500,000   secured  by  accounts
               receivable, inventories, general
               intangible  assets  and  trust  deed on real  estate,            $      891,022                   -
               personally  guaranteed  by an officer and director of
               the Company, due January 1997

            Lines of  credit,  interest  at prime  plus  1/2% to  prime  plus 2%
               secured by accounts receivable, inventories
               and equipment, paid December 1995 and January 1996                            -             373,247
                                                                                 ===============     ==================
                                                                                $      891,022             373,247
                                                                                 ===============     ==================


       Certain of the lines of credit contain conditions including, but not limited to, requirements that the Company maintain certain levels of profitability and meet certain financial ratios, and restrictions on dividend payments and acquisitions without bank approval. The Company is either in compliance with these conditions or has obtained a waiver in the event of noncompliance.

       The Company uses the $1,500,000 line of credit to assist in meeting its daily principal cash requirements. The Company borrows on this line to pay for certain operating costs, debt service, and other costs. The Company deposits all daily cash collections from accounts receivable and other sources against the line to minimize amounts outstanding on the line. The weighted average interest rate on the line of credit was 10.15 percent in 1996 and 11.00 percent in 1995. Total borrowings and repayments under all lines of credit are as follows:


                                                                                 1996                   1995
                                                                         --------------------    -------------------
                                                                         --------------------    -------------------

            Total borrowings                                            $   12,636,603              1,007,432
            Total repayments                                                12,118,828              1,293,252
                                                                         ====================    ===================
                       Net increase (decrease)                          $      517,775               (285,820)
                                                                         ====================    ===================



(6)    Long-term Debt With Related Parties

       The Company is indebted to a company affiliated with an officer and director of the Company for a long-term line of credit in the amount of $995,000, all of which has been drawn at June 30, 1996 and 1995. This line of credit accrues interest at 5.86 percent and is due December 31, 1997. The line is secured by accounts receivable and is subordinated to the line of credit with a bank in the amount of $891,022 (note 5) and to long-term debt with a bank in the amount of $1,320,148 (note 7). In connection with this line, the Company issued warrants in exchange for $5,000 to purchase 100,000 shares of the Company's restricted common stock at $2.50 per share on or before December 31, 1997.

       The Company has issued debentures to an entity controlled by an officer and director of the Company in the principal amount of $1,450,000 at June 30, 1996 ($150,000 at June 30, 1995). The debentures bear interest at 8 percent, payable quarterly, and are convertible into common stock of the Company at $3.00 per share through June 30, 1996, $3.50 per share through June 30, 1997, and $4.00 per share through June 30, 1998. The debentures mature June 30, 1998.

       In connection with the acquisition of the credit union division of VERSYSS, Inc. in June of 1994, an officer and director loaned the Company $1,405,000 in the form of an unsecured note. This obligation bore interest at 9 percent and was paid in December 1994 from the proceeds of other long-term debt with a bank.


(7)    Long-term Debt

       Long-term debt is summarized as follows:

                                                                                         1996                1995
                                                                                    ---------------     ---------------
                                                                                    ---------------     ---------------

         Prime plus 1.5%  (9.75% at June 30,  1996)  note to a bank,  payable in monthly  installments of $20,817  including  interest,  due December
            2006, secured by trust deed on real
            estate and assignment of rents, and personally  guaranteed by          $   1,571,678          1,657,012
            an officer and director of the Company (A)

         Prime plus 1.5%  (9.75% at June 30,  1996)  note to a bank,  payable in monthly  installments  of $90,427  including  interest,  due October
            1997, secured by inventories, accounts
            receivable,  equipment,  and general intangible assets of the             1,320,148                   -
            Company (A)

         9% note  to  a  hardware  maintenance  company,  payable  in  quarterly installments of $41,667 plus interest,  due October 1999, secured by hardware maintenance agreements, and related
            accounts receivable, paid in July 1996                                      500,000                   -

         Prime plus 1.5%  (9.75% at June 30,  1996)  note to a bank,  payable in monthly  installments  of $6,371  including  interest,  due December
            1999, secured by a trust deed on real
            estate and  personally  guaranteed by an officer and director               224,347             278,583
            of the Company (A)

         Prime plus  2.25%  note to a  commercial  lender,  payable  in  monthly installments  of  $5,560  including  interest,  due  February  2001, secured by equipment, inventories, and trade
            accounts  receivable of Benchmark of Wisconsin,  purchased by                     -             285,790
            CTI in April 1996

         Prime plus 2.25% note to a bank,  payable  in monthly  installments  of
            $7,139 including interest, paid January
            1996,  secured  by  inventories,   accounts  receivable,  and                     -             272,613
            equipment of Benchmark of Omaha

         Other notes and obligations, payable through March 1999                         72,990             131,455
                                                                                   ---------------     ---------------
                                                                                      3,689,163           2,625,453
         Less current installments                                                    3,258,269             772,982
                                                                                   ===============     ===============
                    Long-term debt, less current installments                      $    430,894           1,852,471
                                                                                   ===============     ===============

       (A) The Company was in violation of certain debt covenants related to the three notes payable to the bank at June 30, 1996, which violation has been subsequently waived by the bank through September 30, 1996. Because the bank has not changed the covenants or agreed to waive future violations of those covenants, the debt has all been classified as current installments of long-term debt at June 30, 1996.

       Maturities of long-term debt are as follows:


         Year ending June 30:
             1997                                                                                 $   3,258,269
             1998                                                                                       175,546
             1999                                                                                       172,015
             2000                                                                                        83,333
             Thereafter                                                                                       -
                                                                                                   ------------------
                                                                                                   ==================
                                                                                                  $   3,689,163
                                                                                                   ==================

(8)    Convertible Preferred Stock

       The 1994 Series A Convertible Preferred Stock (Preferred Stock) has a preferential liquidation rate of $2.00 per share plus unpaid dividends and may be redeemed at the Company's option at $2.00 per share. The Preferred Stock pays dividends at the rate of $.12 per share per annum and dividends are cumulative. The Preferred Stock is convertible into common stock of the Company (subject to certain adjustments) at the rate of three shares of the Preferred Stock for two shares of common stock. The Preferred Stock is convertible into common stock at the option of the preferred stockholder or automatically upon the occurrence of either of the following:

              The filing of a public offering of the securities of the Company for a minimum of at least $2,000,000 in cash, or

              The listing of the Company's  common stock on the NASDAQ market at a price of not less than $3.00 per share for at least 20 days prior to the conversion date.

       The Preferred Stock has voting rights based on the number of shares of common stock that would be outstanding if the Preferred Stock were converted.


(9)    Employee Stock Option and Purchase Plans

       (a)    Stock Options

              The Company has three stock option plans under which stock options are granted at fair market value on the date of the grant. Options are generally exercisable for a period of five years following the date of grant and may include vesting provisions and/or stock appreciation rights. Under the 1993 Employee Stock Option Plan, the Company authorized the issuance of options to acquire up to 500,000 shares of the Company's common stock, of which 459,890 have been granted at June 30, 1996. Under the 1995 Employee Stock Option Plan, the Company authorized the issuance of options to acquire up to 300,000 shares, of which 195,450 have been granted at June 30, 1996. The Director Stock Option Plan authorizes options up to 82,500 shares, of which 65,000 have been granted at June 30, 1996, and provides for the grant to each director serving at the end of the fiscal year of an option to acquire 2,500 shares of common stock. In addition to the options authorized under the plans described above, the Board of Directors has also authorized the issuance of 500,000 shares of common stock to be granted as nonstatutory options to certain individuals, including certain officers, directors, and stockholders, in conjunction with their employment, equity and debt financing or personal guarantees.

              The following is a summary of stock options for the three years ended June 30, 1996:

                                                                       Number of shares            Price per share
                                                                      ------------------        ---------------------
                                                                      ------------------        ---------------------
                  Outstanding at July 1, 1993                                      -           $                    -
                  Granted                                                  1,293,200                     1.30 to 2.00
                  Exercised                                                 (250,000)                            1.50
                                                                      ------------------
                  Outstanding at June 30, 1994                             1,043,200                     1.30 to 2.00
                  Granted                                                  1,538,800                     1.80 to 3.57
                  Exercised                                                   (1,360)                    1.30 to 1.80
                  Forfeited                                                   (5,400)                    1.30 to 1.80
                                                                      ------------------
                  Outstanding at June 30, 1995                             2,575,240                     1.30 to 3.57
                  Granted                                                    553,256                     1.63 to 6.12
                  Exercised                                                  (20,905)                    1.30 to 3.00
                  Forfeited                                                 (258,285)                    1.30 to 5.37
                                                                      ------------------
                  Outstanding at June 30, 1996                             2,849,306                     1.30 to 6.12
                                                                      ==================
                  Exercisable at June 30, 1996                             2,008,065
                                                                      ==================
                  Available for grant at June 30, 1996                       162,160
                                                                      ==================


       (b)    Employee Stock Purchase Plan

              During the year ended June 30, 1995, the Company sponsored the 1994 Employee Stock Purchase Plan, under which the Company reserved 400,000 shares of common stock. Under the terms of the plan, any employee who was customarily employed for more than twenty hours per week and more than five months in a calendar year was eligible to participate. Eligible employees could purchase up to 12,500 shares of the Company's common stock at 85 percent of fair market value. The Company paid one-third of the purchase price for the first 1,000 shares purchased. The stock purchase plan terminated on June 30, 1995. Under the plan, 125 employees purchased 254,635 shares of common stock for an aggregate purchase price of $434,985 (including $66,684 paid by the Company).


(10)   Retirement Plan

       The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code. To participate an employee must meet certain minimum age and length of service requirements. Company contributions to the 401(k) plan are at the discretion of the Board of Directors. The Company made no contribution to the 401(k) plan during 1996, 1995, or 1994.

(11)   Income Taxes

       Income (loss) from continuing operations before income taxes and the related income tax expense consists of the following:


                                                                    1996                 1995                1994
                                                              ================     ===============     ===============
           Income (loss) from continuing
              operations before income taxes               $     (9,849,714)            2,035,431              10,371
                                                              ================     ===============     ===============
           Current:
               Federal                                     $              -                20,140              (9,634)
               State                                                      -                 1,725                   -
           Deferred:
               Federal                                                    -               798,248              11,708
               State                                                      -                68,423                   -
                                                              ================     ===============     ===============

                      Total                                $              -               888,536               2,074
                                                              ================     ===============     ===============


       Differences between income taxes attributable to continuing operations at the statutory federal income tax rate and the Company's effective tax rate of 34 percent are as follows:


                                                                     1996                  1995                1994
                                                              ------------------     ----------------   -----------------
                                                              ------------------
           Tax at federal statutory rate                   $     (3,348,903)                692,047              3,526
           State income taxes, net of federal tax                         -                  46,298                  -
              benefit
           Amortization and impairment of certain
              intangible assets                                   1,325,588                  96,734                  -
           Change in valuation allowance                          1,984,975                       -                  -
           Other, net                                                38,340                  53,457             (1,452)
                                                              ==================     ================   =================
                                                           $              -                 888,536              2,074
                                                              ==================     ================   =================

           Effective income tax rate                                   00.0     %              43.7 %            20.0    %


       Components of deferred income tax assets and liabilities at June 30, 1996 and 1995, are as follows:

                                                                                              1996              1995
                                                                                       ---------------   ---------------
           Deferred tax assets:
              Net operating losses                                                   $      3,874,398           216,389
              Certain accrued liabilities                                                   1,588,166           120,983
              Allowance for uncollectible accounts                                            616,853            28,098
              Differences in deductible goodwill                                              844,960                 -
              Other, net                                                                        4,839                 -
                                                                                       ---------------   ---------------
                                                                                            6,929,216           365,470
           Less valuation allowance                                                        (5,754,884)          (96,614)
                                                                                       ---------------   ---------------
                                                                                            1,174,332           268,856
                                                                                       ---------------   ---------------
           Deferred tax liabilities:
              Capitalized software costs                                                     (902,312)         (765,794)
              Depreciation of property and equipment                                         (272,020)         (220,140)
              Differences in deductible goodwill                                                    -          (212,800)
              Other, net                                                                            -           (26,388)
                                                                                       ---------------   ---------------
                                                                                       ---------------   ---------------
                                                                                           (1,174,332)       (1,225,122)
                                                                                       ---------------   ---------------
                                                                                       ===============   ===============
           Net deferred tax asset (liability)                                        $              -          (956,266)
                                                                                       ===============   ===============



       The Company has net operating loss carryforwards of approximately $10,200,000 for income tax purposes which expire in years through 2011. The utilization of approximately $3,100,000 of these net operating losses were obtained from the acquisition of businesses and is subject to limitation under the Internal Revenue Code Section 382, although management believes that these net operating losses will become available for utilization prior to their expiration.

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, CTI will need to generate future taxable income of approximately $18,200,000 prior to the expiration of the net operating loss carryforwards in 2011. However, due to the uncertainty of the ultimate realization of the deferred tax assets, the Company has increased its valuation allowance against these assets to $5,754,884 at June 30, 1996. There was no change in the valuation allowance for the year ended June 30, 1995.


(12)   Leasing Arrangements

       The Company leases substantially all of its office facilities under noncancelable operating leases. One of these leases is with a company controlled by an officer and director of the Company. The Company also leases certain of its property and equipment under both capital and noncancelable operating leases.

       Future minimum lease payments under capital and noncancelable operating leases as of June 30, 1996, are as follows:


                                                                                     Operating leases
                                                                  ------------------------------------------------------

                                                                                                           Discontinued
                                                                                                            operations
                                                                 Continuing operations
                                                  ---------------------------------------------------    ---------------
                                                     Capital       Third parties      Related party           Third
                                                     leases                                                  parties
                                                  -------------   ---------------   -----------------    ---------------
            Year ending June 30:
                1997                             $    260,121          777,187           335,399               273,268
                1998                                  157,575          497,545           347,685               161,830
                1999                                   48,710          152,430           360,585               167,062
                2000                                      507            8,460           374,132                99,209
                2001                                        -                -           388,355                     -
                Thereafter                                  -                -         1,555,548                     -
                                                  -------------   ===============   =================    ===============

                   Total minimum                      466,913        1,435,622         3,361,704               701,369
                     lease payments
                                                                  ===============   =================    ===============

            Less amount representing                   67,048
               interest
                                                  -------------

                   Present value of
                     net minimum                      399,865
                     capital lease
                     payments

            Less current installments
               of obligations under
               capital leases                         205,888
                                                  =============

                                                 $    193,977
                                                  =============



       Total rent expense under operating leases from continuing operations was $1,253,000 in 1996, $1,084,000 in 1995, and $117,000 in 1994, including rent  expense of  $324,000 in 1996,  $364,000  in 1995,  and $-0- in 1994
       under the lease with the company controlled by an officer and director of the Company.

       The Company owns an office complex consisting of four adjacent buildings which are leased to various tenants under noncancelable operating leases. Future minimum lease payments due from tenants as of June 30, 1996, are as follows:

               Year ending June 30:
                   1997                                            $    372,836
                   1998                                                 218,639
                   1999                                                 182,042
                   2000                                                 124,217
                   2001                                                  49,408
                   Thereafter                                           167,012
                                                                   -------------
                                                                   $  1,114,154
                                                                   =============


(13)   Related Party Transactions

       (a)    Receivables from related parties consist of the following:

                                                                                      1996                  1995
                                                                                  -------------        ---------------

               12% note with a stockholder of the Company, payable
                  in monthly installments of $2,040, due in July                 $    147,088               153,494
                  2005

               10% obligation with a stockholder and director of
                  the Company, payable in monthly installments of
                  $1,297, until paid (A)                                              122,060                     -

               Receivable for costs incurred for water damage to
                  one of the buildings owned by the Company, amount
                  guaranteed by an officer and director of the                              -               131,560
                  Company (A)

               8.5% note  with  a  stockholder  and  employee  of  the  Company, interest payable  annually,  principal due upon termination of employment, secured by 10,000
                  shares of CTI stock                                                  49,315                45,000

               Noninterest bearing advances to a stockholder of the
                  Company, repaid in August 1996                                       44,386                     -
                                                                                  -------------        ---------------

                                                                                 $    362,849               330,054
                                                                                  =============        ===============


       (A) In 1996, the officer and director of the Company exchanged the receivable for costs incurred for water damage for the ten percent obligation that he held with another stockholder/director of the Company, plus cash to equalize the exchange. The officer and director has indemnified the Company against loss on the obligation received by the Company in the exchange.

       (b)    Payables to related parties

              At June 30, 1996 and 1995, payables to related parties principally consist of amounts remaining to be paid on the acquisitions of Versyss Data Systems ($540,384 at June 30, 1996 and $700,000 at June 30, 1995), Benchmark of Virginia ($424,014 at June 30, 1996 and $1,000,000 at June 30, 1995), Source Computing ($175,000 at
              June 30, 1996 and $-0- at June 30, 1995), Workgroup Designs ($28,000 at June 30, 1996 and $-0- at June 30, 1995), Benchmark of
              Omaha ($-0- at June 30, 1996 and $150,000 at June 30,  1995),  and
              Computer  Ease  ($-0- at June 30,  1996  and  $75,000  at June 30,
              1995), respectively. All of these amounts have been paid subsequent to June 30, 1996.

       (c)    Relocation agreement

              In conjunction with the acquisition of VDS, the Company entered into a relocation agreement with a current officer, director, and stockholder under which the Company 1) has agreed to advance $6,000 per month to be repaid on September 30, 1997, 2) has agreed to pay additional compensation of $100,000, and 3) has agreed to issue him options to purchase 200,000 shares of common stock at an exercise price of $2.25 per share.


(14)   Commitments and Contingent Liabilities

       (a)    Employment contracts

              The Company has employment agreements with certain of its management personnel. These agreements generally continue until terminated by the employee or by the Company, and generally provide for salary continuation for a limited period of time after termination. In the case of three executives, their employment agreements provide remaining employment terms of three to eight years, although the Company may terminate the agreements for payments ranging from $200,000 to $500,000. Additionally, in the event of termination of one employment agreement, the Company would be required to 1) cause all loans guaranteed by the employee to be repaid or to obtain releases of the guarantees (notes 5 and 7), and 2) to redeem 500,000 shares of common stock held by the employee at the bid price of the stock. As of June 30, 1996, the Company has agreed to the termination of two of the executives. Related severance compensation of $200,000 for one executive is accrued in loss on disposal of discontinued operations (note 4) and $500,000 has been recorded as a nonrecurring charge for the other executive (note 17).

       (b)    Legal matters

              The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management and legal counsel, such matters will not have a material effect on the financial position or results of operations of the Company.

(15)   Supplemental Cash Flow Information

       The Company has completed several business acquisitions during the years ended June 30, 1996, 1995, and 1994. For all acquisitions described in note 3 accounted for using the purchase method, a summary of the purchase prices paid, fair value of assets acquired, and liabilities assumed related to all acquisitions is as follows:



                                                                      1996                  1995                    1994
                                                                ----------------      ---------------        -----------------

              Fair value of assets acquired                   $    2,988,610              15,051,322             11,825,081
              Less cash acquired                                    (133,293)               (633,081)              (150,335)
              Liabilities assumed and minority                    (1,470,494)            (10,370,022)            (8,038,863)
                 interest
              Issuance of common and preferred stock              (1,336,589)             (3,968,853)            (3,036,218)
                                                                ================      ===============        =================

              Cash paid for business acquisitions,
                 including acquisition costs, less            $       48,234                  79,366                599,665
                 cash acquired
                                                                ================      ===============        =================


                                                                      1996                 1995                     1994
                                                                ---------------      ----------------        -----------------


              Cash paid during the year for:
                  Interest                                    $       419,410               348,663                  15,197
                  Income taxes                                         70,450                     -                  31,228


       During the year ended June 30, 1996, the Company entered into the following additional noncash financing and investing activities:

       (a) The Company entered into an obligation under capital lease in the amount of $214,425, and

       (b) The Company issued stock with a market value on the date of issuance equal to $150,000 in exchange for software development.

(16 )  Industry Segments

       Information related to the Company's industry segments for the years ended June 30, 1996, 1995, and 1994, is as follows:


                                                                 1996                  1995                   1994
                                                           ----------------      ---------------       -----------------
        Net revenues:
            Computer information management
              systems:
               Credit Union                              $   26,822,759             21,608,140                66,366
               Rental                                         1,761,445              1,682,262                     -
            Real estate rental                                  480,420                428,292                10,019
            Surgery centers                                     399,835                407,029               469,301
                                                           ================      ===============       =================
                                                         $   29,464,459             24,125,723               545,686
                                                           ================      ===============       =================
        Income (loss) from continuing operations
        before income taxes (benefit):
            Computer information management
              systems:
               Credit Union                              $   (4,412,674)             4,618,406                (6,034)
               Rental                                          (613,543)                44,428                     -
            Real estate rental                                  215,049                217,790                 4,683
            Surgery centers                                     103,180                120,848               251,776
                                                           ----------------      ---------------       -----------------
                                                             (4,707,988)             5,001,472               250,425
            Corporate and other (1)                          (5,141,726)            (2,966,041)              240,054
                                                           ================      ===============       =================

                                                         $   (9,849,714)             2,035,431                10,371
                                                           ================      ===============       =================
        Identifiable assets (2):
            Computer information management
              systems:
               Credit Union                              $    7,115,242             13,123,864             8,421,345
               Rental                                           395,828                728,181                     -
            Real estate rental                                2,424,851              2,510,948             2,394,340
            Surgery centers                                     187,352                254,937               416,345
                                                           ----------------      ---------------       -----------------

                                                             10,123,273             16,617,930            11,232,030
            Corporate and other                               1,051,345              1,234,499               252,531
            Net assets of discontinued operations             5,081,383              8,237,814                67,379
                                                           ================      ===============       =================

                                                         $     16,256,001           26,090,243            11,551,940
                                                           ================      ===============       =================
        Depreciation and amortization:
            Computer information management
              systems:
               Credit Union                              $    2,143,667              1,301,688                     -
               Rental                                            50,546                 47,891                     -
            Real estate rental                                  127,668                117,670                     -
            Surgery centers                                      19,380                 15,445                12,084
                                                           ================      ===============       =================

                                                         $    2,341,261              1,482,694                12,084
                                                           ================      ===============       =================
        Capital expenditures:
            Computer information management
              systems:
               Credit Union                              $    1,878,911                746,653                     -
               Rental                                                 -                      -                     -
            Real estate rental                                    5,877                 15,054                49,835
            Surgery centers                                       2,712                  9,751                 2,966
                                                           ----------------      ---------------       -----------------

                                                         $    1,887,500                771,458                52,801
                                                           ================      ===============       =================



       (1) Corporate and other includes corporate general and administrative expenses, net interest expense, minority interests, and other nonoperating income and expenses.

       (2) Identifiable assets by industry segment exclude intercompany receivables and investments. Corporate assets are principally cash, deferred charges and certain notes receivable.


(17)   Nonrecurring Charges

       As previously discussed in the Company's quarterly report on Form 10-Q dated March 31, 1996 and as a result of current operating losses, the Company has completed an evaluation of impairment of its software development and acquisition costs, and the excess of purchase price over fair value of net tangible and identifiable intangible assets acquired in business combinations. In this evaluation, the carrying value of these assets were compared to the specific future estimated discounted cash flows net of expenses to which these assets relate. Based on this analysis, the following nonrecurring charges, principally related to the credit union segment, have been provided in the accompanying consolidated statement of operations for the year ended June 30, 1996:

              Impairment of excess of purchase price over fair value of assets acquired

                                                                $     5,447,810

              Impairment of software development and acquisition costs

                                                                      1,009,839
                                                                 --------------
                                                                $     6,457,649
                                                                 ==============

       Prior to June 30, 1996, the Board of Directors committed the Company to terminate the employment contract of an employee/director (note 14(a)). The Company has agreed to pay the required severance of $500,000 over a two-year period commencing at approximately December 31, 1996. At June 30, 1996, the Company has accrued $611,100 as a nonrecurring charge, representing the severance, one half of his annual salary, plus related payroll taxes and benefits.

                           Independent Auditor's Report


The Board of Directors and Stockholders
CUSA Technologies, Inc.


Under date of November 8, 1996 we reported on the consolidated balance sheet of CUSA Technologies, Inc. (the Company) and subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 1996. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein

                                             KPMG Peat Marwick LLP

Salt Lake City
November 8, 1996


===================================================================================

===================================================================================
                            CUSA Technologies, Inc.
                                  Schedule II
                       Valuation and Qualifying Accounts(1)

                            Year ended June 30, 1996(2)




                                                                       Additions
                                                  Balance at          charged to            Charges                Balance at
                                                   beginning           cost and             against                  end of
                                                    of year            expenses            allowance                of year
                                                ---------------     ---------------    ----------------        ----------------

Allowance for doubtful accounts                $       136,000            548,979            112,979                 572,000
   receivables
                                                ===============     ===============    ================        ================

Accumulated amortization of software
   development and acquisition costs           $       409,808            834,509            786,896        (3)      457,421
                                                ===============     ===============    ================        ================

Accumulated amortization of excess
   of purchase price over fair
   value of net tangible and                   $       364,146            360,209            724,355        (3)            -
   identifiable intangible assets
   acquired
                                                ===============     ===============    ================        ================

Deferred tax asset valuation                   $        96,614          5,658,270                  -               5,754,884
   allowance
                                                ===============     ===============    ================        ================


(1) Disclosures included in this Schedule II relate to assets and operations of continuing operations as described in the footnotes to the financial statements.

(2) Disclosures are presented only for the year ended June 30, 1996. For the years ended June 30, 1995 and 1994, the Company reported pursuant to Regulation S-B and was not required to include Schedule II in its filings.

(3) As discussed in note 17 to the financial statements, the Company wrote off excess of purchase price over fair value of net tangible and identifiable intangible assets acquired and certain software development and acquisition costs.


 ------------------------------------------------------------------------------

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

-------------------------------------------------------------------------------

In fiscal 1996, the board of directors of the Company elected to change auditors from Grant Thornton LLP to KPMG Peat Marwick LLP. The reports of Grant Thornton LLP for the 1995 fiscal year did not contain an adverse opinion or disclaimer and were not modified as to uncertainty, audit scope, or accounting principles. The Company and its former accountants, Grant Thornton LLP, did not disagree on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The change in auditors was reported on Form 8-K dated May 10, 1996.

                                    PART III

-------------------------------------------------------------------------------

                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

-------------------------------------------------------------------------------

At the end of fiscal 1996, the board of directors consisted of Richard N. Beckstrand, chairman, Mark Scott, associate chairman, David
J. Rank, president, L. James Jensen, secretary/treasurer, L. Bruce Ford, Gary L. Leavitt, and Jonathan S. Beckstrand.

The current board of directors and executive officers of the Company are as follows:

           Name             Age                Position With Company                   Term Expires

Richard N. Beckstrand       55        Chief Executive Officer, Chairman of the     1997 Annual Meeting
                                      Board, Director

Mark Scott                  47        Associate Chairman of the Board, Director    1997Annual Meeting

David J. Rank               42        President, Chief Operating Officer,          1997 Annual Meeting
                                      Director

L. James Jensen, Jr.        41        Secretary/Treasurer, CEO Resource Group,     1997 Annual Meeting
                                      Director

L. Bruce Ford, D.P.M.       48        Vice-President of Medical Services,          1996 Annual Meeting
                                      Director

Gary L. Leavitt             54        Director                                     1996 Annual Meeting

Jonathan S. Beckstrand      28        Director                                     1996 Annual Meeting

D. Jeff Peck                41        Chief Financial Officer                      N/A

Roger Kuhns                 50        CEO, Credit Union Division                   N/A


Set forth below is certain biographical information for each executive officer and director of the Company:

Richard N. Beckstrand is currently serving as the Chief Executive Officer and Chairman of the Board for CTI, positions he has held since December 1993. For the three years prior to the acquisition of CUSA, Inc. by the Company in June of 1994, Mr. Beckstrand was an active member of CUSA, Inc.'s board of directors. Mr. Beckstrand received a Masters of Business Administration from the University of Utah in 1969 and became a Certified Public Accountant in May of 1983. For the past 20 years, Mr. Beckstrand has provided personal financial consulting and investment advice to medical professionals and medical imaging, and surgery centers through Beckstrand Management Corporation and Aspen Business Company.

Mark Scott is a Director of the Company. For the past six years, Mr. Scott has served as president of the Mid-Columbia Medical Center and Health Care for the Mid-Columbia Region, located in The Dalles, Oregon. Before his tenure at Columbia Medical, he held the position of Director of Surgical Services for the University of Oregon and Associate Director of Surgery for LDS Hospital in Salt Lake City, Utah.

David J. Rank, former president of VERSYSS Data Systems ("VDS"), was appointed to the board of directors of CTI in August of 1994, and currently serves as CTI's President and Chief Operating Officer. His computer industry career began with The Burroughs Corporation in 1975 in the commercial computer products division. In 1986 Mr. Rank was appointed as Contel Corporation's Vice-President of Sales. In 1990, Messrs. Rank and Kuhns acquired VDS where Mr. Rank served as president until VDS was acquired by CTI in September of 1994.

L. James Jensen, Jr., serves on the board of directors and as the Secretary/Treasurer of CTI. He is currently the CEO of CTI's Resource Group where he oversees the operations of the Company's statement processing, credit bureau, and microfiche services. Mr. Jensen received a Bachelor of Arts degree in both Accounting and Finance in 1980 from the University of Utah and a Masters of Business Administration from the University of Utah in 1987. Before joining CTI in June of 1995, Mr. Jensen was the Chief Operations Officer of Mountain Diagnostics, Inc., a diagnostic imaging center located in Las Vegas, Nevada, and served in various capacities, including Chief Executive Officer, of the Utah Chapter of the American Red Cross.

L. Bruce Ford, D.P.M., is the Company's Vice-President of Medical Sales and has been a member of the board of directors since December 14, 1993. Dr. Ford has been a podiatrist in private practice since 1971.

Gary L. Leavitt is a Director of the Company. Mr. Leavitt founded CUSA, Inc. in 1982, and served as its president until July of 1994. He has been employed by CTI since its acquisition of CUSA, Inc., in July 1994, and has served the credit union community for over 17 years.

Jonathan S. Beckstrand, is a Director of the Company. Mr. Beckstrand assists in acquisition/disposition, SEC reporting, and investor relations matters of the Company. He passed the CPA exam in 1994 and has been a member of the Utah State Bar since 1995 (J.D. Brigham Young University, 1995). Mr. Beckstrand is the son of Richard Beckstrand, Chief Executive Officer of the Company.

D. Jeff Peck is the Chief Financial Officer of the Company. Mr. Peck, a Certified Public Accountant since 1981, is a member of the AICPA and the UACPA and has 17 years of accounting experience. Prior to joining CTI, Mr. Peck was a partner with the firm of Joseph B. Glass & Associates and participated in the audits of several entities acquired by the Company in 1994 and 1995.

Roger L. Kuhns is the Chief Executive Officer of the Credit Union Division of CTI. Mr. Kuhns has a B.A. in both Marketing and Finance from the University of Maryland. His career in the computer industry began in 1971 with the Burroughs Corporation. In 1979 Mr. Kuhns co-founded Lehigh Data Systems, which was later sold to Contel Corporation. Mr. Kuhns served as Vice President of Canadian sales, and later as the Vice President of Strategic Planning for Contel Corporation. In 1990 Messrs. Kuhns and Rank acquired Benchmark Computer Systems, presently VERSYSS Data Systems.

-------------------------------------------------------------------------------

                         ITEM 11. EXECUTIVE COMPENSATION

-------------------------------------------------------------------------------

Summary Compensation

The following table sets forth certain information regarding the compensation earned during fiscal 1996 and, where applicable, 1995 and 1994, by CTI's Chief Executive Officer and each of CTI's three other most highly compensated executive officers (based on salary and bonuses earned during fiscal 1996).

                                                                             Long Term Compensation
                                         ----------------------------------- ----------------------- -----------------------
                                                Annual Compensation                  Awards          Payouts
                                         ----------------------------------- ----------------------- -----------------------
            (a)                 (b)         (c)        (d)         (e)          (f)         (g)        (h)         (i)

                                                                             Restricted Securities
Name and Principal Position   Year                                 Other        Stock    Underlying   LTIP       All Other
                              Ended         Salary     Bonus       Annual     Award(s)    Options/    Payouts   Compensation
                              June 30       ($)        ($)     Compensation     ($)     SARs (no.)     ($)         ($)
                                                                   ($)
---------------------------- ----------- ----------- --------- ------------- ---------- ------------ --------- -------------
Richard N. Beckstrand(3)        1996        $90,367         -             -          -        2,500         -        (1)(3)
  Chief Executive Officer
                                1995              -         -             -          -        2,500         -           (1)

                                1994              -         -             -          -        5,000         -             -

David J. Rank                   1996       $180,000   200,000             -          -        2,500         -           (2)
  President
  Chief Operating Officer       1995       $140,000                       -          -      200,000         -             -
                                                                                            100,000
                                                                                              2,500

Roger L. Kuhns                  1996       $129,000     2,029             -          -                      -             -
  CEO Credit Union Division
                                1995       $120,000         -             -          -                      -             -

L. James Jensen, Jr.            1996       $105,000     2,029             -          -        2,500         -             -
   Treasurer
   CEO, Resource                                                                             18,000
Group Division
                                1995          8,750         -             -          -       57,000         -             -
                                                                                             50,000
                                                                                              2,500

                                1994              -         -             -          -        5,000         -             -


(1) Mr. Beckstrand was also granted options to purchase 190,000 shares at an exercise price of $2.50 in fiscal 1995 and options to purchase 68,400 shares at $5.00 per share in fiscal 1996 in connection with his personal guarantees of a line of credit and an equipment loan made available to the Company from a commercial financial institution.

(2) Mr. Rank was reimbursed an aggregate of $28,000 during the 1995 fiscal year and $65,500, during the 1996 fiscal year for costs associated with the maintenance of two households prior to his family relocation to Salt Lake City and making his personal residence available for out-of-town Company employees. The reimbursement was not treated as payment for personal services to the Company. (SEE Item 13, Certain Relationships and Related Transactions)

(3) The Company also reimbursed Beckstrand Management for $3,333 per month in consideration for certain consulting services provided to the Company's surgery centers by an employee of Beckstrand Management through September of 1996. (SEE Item 13, Certain Relationships and Related Transactions)

Options/SAR Grants During Fiscal 1996

The following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the last completed fiscal year to the chief executive officer of the Company and the three most highly paid executive officers of CTI.


              (a)                       (b)                (c)                (d)                (e)
                                                       % of Total
                                     Number of        Options/SARs
                                    Securities         Granted to
                                    Underlying      Employees During
                                   Options SARS        Fiscal Year     Exercise of Base
             Name                  Granted (no.)                        Price ($/share)    Expiration Date

Richard N. Beckstrand(1)                     2,500                  -              $3.57       July 1, 2000
  Chief Executive Officer

David J. Rank                                2,500                  -              $3.57       July 1, 2000
  President, Chief
  Operating Officer

Roger L. Kuhns                                   0                  -                  -                  -
  CEO, Credit Union
  Division

L. James Jensen, Jr.                         2,500                  -              $3.57       July 1, 2000
  Treasurer                                 18,000                 3%              $3.00      June 28, 2001
  CEO, Resource Group


(1) Mr. Beckstrand was also granted options to purchase 68,400 shares at $5.00 per share in fiscal 1996 in connection with his personal guarantees of an equipment loan made available to the Company from a commercial financial institution.

In November 1993, the Company adopted its Director Stock Option Plan that provides for the grant of options to acquire 2,500 shares of common stock to each director serving at the end of each fiscal year. The exercise price for these options is fixed at the closing bid price for the common stock on the date of grant or, in the event of a grant to a holder of 10% or more of the voting power of the issued and outstanding stock of the Company, 110% of such bid price (SEE Item 11, Executive Compensation, Stock Option Plans, Directors Stock Options). The directors are reimbursed for direct expenses incurred in connection with attending board meetings and completing their responsibilities.

Employment agreements

On March 15, 1996, the Company entered into a five year employment agreement with Richard N. Beckstrand to serve as the Company's Chief Executive Officer. The agreement provides for annual compensation of $320,000 per year. The agreement may be terminated upon six months notice by either party after the first anniversary of the contract. Upon termination Mr. Beckstrand is entitled to a severance payment equal to one year's compensation, the release, by the Company's lenders, of all loan guarantees executed by Mr. Beckstrand, and the redemption, at the average bid price during the twenty days prior to the notice of termination, of 500,000 shares of the Company's common stock held by Mr. Beckstrand.

On June 10, 1994, in connection with the acquisition of CUSA, Inc., the Company entered into a ten year employment agreement with Gary L. Leavitt, former president and founder of CUSA, Inc. The agreement provides for an annual salary of $200,000, the issuance of options to purchase 50,000 shares of the Company's common stock at an exercise price of $1.30, and the issuance of options to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 The agreement may be terminated upon 30 days notice and the payment of a $500,000 termination fee. In June of 1996, Mr. Leavitt was given notice of management's intention to terminate the agreement in fiscal 1997.

On September 19, 1994, in connection with the acquisition of VDS, the Company entered into a five year employment agreement with David J. Rank to serve as the Company's Chief Operating Officer. The agreement provides for annual compensation of $180,000 per year and the issuance of options to purchase 100,000 shares of the Company's common stock for a price of $1.80 per share. After the first two years of the employment period, the Company may terminate the agreement upon 30 days notice and the payment of $200,000. In order to facilitate Mr. Rank's move to Salt Lake City, Utah (the location of the principal business offices of the Company), the Company and Mr. Rank entered into a relocation agreement. The terms of the relocation agreement was amended on December 7, 1994 and, under the current agreement, through August of 1996, the Company advanced $6,000 per month to Mr. Rank for the mortgage payments on his home in Pennsylvania. Repayment of the amount advanced is due on the earlier of December 7, 1999, the effective date of an offering of the Company's common stock (in which case CTI will be obligated to allow Mr. Rank to register a portion of his common shares equal in value to the amount owed pursuant to the advances), the sale of a portion of Mr. Rank's restricted securities, or the termination of Mr. Rank's employment agreement with CTI. The relocation agreement also called for the immediate issuance to Mr. Rank of options to purchase 200,000 shares of common stock at $2.25 per share and, in connection with the agreement, the Company agrees to pay additional compensation of $100,000 to Mr. Rank.. (SEE Item 13, Certain Relationships and Related Transactions)

Each of the Company's executive officers is covered by the Company's medical health insurance program, vacation and sick leave policies. Executive officers receive benefits under these plans on the same terms as other employees of the Company.

Compensation Committee Interlocks and Insider Participation

The Company does not have an active Compensation Committee. Compensation issues are decided by the Board of Directors. Richard N. Beckstrand, David J. Rank,
L. James Jensen, Jr., and Gary L. Leavitt participated in deliberations of the board of directors concerning executive officer compensation in fiscal 1996.

Board of Directors Report on Executive Compensation

Under the supervision of the Board of Directors, the Company has developed and implemented compensation policies, plans, and programs that seek to enhance the profitability and growth of the Company. The Company provides incentive to management and employees through stock purchase plans, stock options and a company-wide bonus program.

Salary

The Company seeks to attract and retain qualified employees by offering competitive compensation packages. Base salaries are set to competitive levels taking into account position, experience and geographic area. Sales representatives are paid a base salary plus a commission percentage which escalates as certain revenue targets are obtained by the individual. Sales representatives achieving pre-determined revenue targets attend an expenses paid winners circle trip.

Bonuses

The Company believes in allowing employees to share in its successes. In fiscal 1995 the Company instituted a bonus program whereby employees receive a bonus at the end of profitable quarters. Approximately $50,000 was paid to employees under this plan in fiscal 1995. No bonuses were awarded in 1996 as performance goals were not achieved.

From time to time the Company pays bonuses to employees or teams of employees based on the accomplishment of predetermined objectives such as development milestones, the completion of a strategic transaction, exceptional customer service, etc. Subsequent to the fiscal year end, the Company paid out bonuses to certain employees, including some members of senior management, totaling $152,803 in connection with the disposition of the medical and commercial division.

Stock Option Plans

The Company seeks to provide ownership incentive to its employees through stock options and stock purchase plans.

1993 Employee Stock Option Plan

The Company adopted its 1993 Employee Stock Option Plan in November of 1993, as subsequently amended in July 1994, permitting the issuance of options covering a total of 500,000 shares of common stock. Under the plan options can be granted to key employees of the Company, including executive officers, as designated by the board of directors. The options are intended to qualify as incentive stock options under the provisions of the Internal Revenue Code of 1986, as amended, and, as a consequence, the exercise price is fixed at the fair market value (110% of the fair market value for options granted to holders of 10% or more of the Company's voting stock) of the underlying common stock as of the date of grant as determined by the board of directors of the Company. Options granted under the plan generally vest at 20% per year over 5 years and expire if not exercised within 90 days of termination, unless the termination is the result of death or disability, and can be exercised by the delivery of cash, previously owned common stock, or the surrender and cancellation of options. As of June 30, 1996, the Company has granted 459,890 options to employees under the terms of this plan at exercise prices ranging from $1.30 to $3.00 per share. Of the options granted, 22,315 had been exercised, and 119,815 have lapsed because of terminations as of November 12, 1996.

1995 Employee Stock Option Plan

The Company adopted its 1995 Employee Stock Option Plan on April 6, 1995, which permits the issuance of options covering a total of 300,000 shares of common stock. These options can be granted to key employees of the Company, including executive officers. The options are intended to qualify as incentive stock options under the provisions of the Internal Revenue Code of 1986, as amended, and as a consequence, the exercise price is fixed at the fair market value (110% of the fair market value for options granted to holders of 10% or more of the Company's voting stock) of the underlying common stock as of the date of grant as determined by the board of directors of the Company. To date, the Company has granted 220,450 options to employees under the terms of this plan at exercise prices ranging from $2.25 to $6.12 per share. Of the options granted, 250 had been exercised, and 108,808 have lapsed because of terminations as of November 12, 1996.

Director Stock Option Plan

In November 1993, the Company adopted its Director Stock Option Plan that provides for the grant of options to acquire 2,500 shares of common stock to each director serving at the end of each fiscal year. In fiscal 1996, through the adoption of a Unanimous Consent, the Board of Directors increased the total number of shares authorized for issuance under the plan from 62,500 to 82,500. The exercise price for these options is fixed at the closing bid price for the common stock on the date of grant or, in the event of a grant to a holder of 10% or more of the voting power of the issued and outstanding stock of the Company, 110% of such bid price. To date the Company has granted 65,000 options out of 85,000 available under this plan. The options granted under the Director Stock Option Plan can be exercised by the delivery of cash, shares of previously held common stock, or the surrender or cancellation of options. None of the options issued under the Director Stock Option Plan had been exercised as of October 1, 1996. Options to purchase an aggregate of 17,500 were granted on October 1, 1996 to the directors as of June 30, 1996 at an exercise price of $1.63 per share ($1.79 for 10% holders)

Non-Statutory Options

From time to time the Board of Directors has authorized the issuance of non-statutory options in connection with financing arrangements, acquisitions, and as part of an incentive program for management and key employees. As of November 12, 1996, a total of 2,684,866 nonstatutory options had been granted, of which 254,000 had been exercised and 58,000 had lapsed. Of the non-statutory options granted, 1,358,400 were granted in connection with financing arrangements, 759,466 were granted pursuant to acquisition documents to former owners of acquired entities, and 567,000 were granted to management and key employees. Generally, the non-statutory options have an exercise price equal to the fair market value of the underlying common stock as of the date of grant as determined by the board of directors. Options granted to management and key employees, and to some of the former owners of acquired entities, generally vest at 20% per year over 5 years and expire if not exercised within 90 days of termination, unless the termination is the result of death or disability, and can be exercised by the delivery of cash or previously owned common stock.

Employee Stock Purchase Plan

In 1995 the Company completed an Employee Stock Purchase Plan which permitted employees, other than owners of 5% or more of the Company's common stock, to purchase shares of common stock at 85% of the trading price for the common stock as of the date of purchase. 125 employees purchased a total of 254,635 shares under the plan, representing $368,301 in employee investment in the Company. The plan called for a Company contribution of one third of the cost of the first 1,000 shares per employee. Pursuant to this provision, the Company contributed a total of $66,684 toward employee stock purchases. The plan terminated on June 30, 1995.

The Company provides a group health, dental, and life insurance plan for its employees consistent with self-funded group plans offered by other companies its size. Generally, a portion of the monthly premium is paid by plan participants. All employees, including executive officers and senior management, pay premiums on the same basis.

CEO and Executive Officer Compensation

The Board of Directors establishes base compensation for executive officers, including the CEO, by reference to surveys of similar companies as discussed above, adjusted as deemed appropriate for variations in the talent and experience of the individual, industry type, size, geographic location, and profitability. Generally, bonuses and stock options are awarded on the same basis as other employees, except for the non-statutory options, of which 500,000 were authorized by the Board of Directors for distribution to members of senior management in fiscal 1995 and 1996. Some of the Company's employment agreements call for guaranteed bonuses which are paid when due regardless of the Company's profitability. In fiscal 1994, 1995 and 1996, the Company did not meet its profitability objectives and with the exception of those bonuses which were guaranteed pursuant to employment agreements, no bonuses were paid to the Company's CEO or executive officers. However, subsequent to the fiscal year end, bonuses totaling $100,458 were paid to certain executive officers in connection with the sale of the assets of the Company's medical and commercial divisions to PCN.

In fiscal, 1994 and 1995, the CEO, Richard N. Beckstrand, did not receive compensation for his services to the Company as Chief Executive Officer. In the second quarter of 1996, the Board of Directors decided that it would be in the best interests of the Company to enter into a long-term employment agreement with Mr. Beckstrand. Board Member Mark Scott and former Board Member Debbie Sanich were assigned to survey the salaries of CEOs of companies of similar size, industry and geographic location and to report the results to the Board, with a recommended range for Mr. Beckstrand's compensation. After such a study and some deliberation, the Board chose to enter into a five year employment agreement with Mr. Beckstrand at a rate of $320,000 per year.

The foregoing report was furnished by:      Richard N. Beckstrand
                                            Mark Scott
                                            L. James Jensen, Jr
                                            David J. Rank
                                            L. Bruce Ford, D.P.M.
                                            Gary L.Leavitt
                                            Jonathan S. Beckstrand



Performance Graph

Common Share Price Performance Graph

The following graph compares the cumulative total return of the Company's Common Stock with the Nasdaq Stock Market (US Companies) and the Nasdaq Computer and Data Processing Stocks during the fiscal years 1994 thru 1996*, assuming the investment of $100 on April 1, 1990 and the reinvestment of dividends. Since the Company's Common Stock did not start trading until January of 1994, return information is not available for 1993 and 1992.

(Line graph of data table shown below)


                                                     6/30/94           6/30/95          6/30/96

CUSA Technologies, Inc.                                100                133              171
Nasdaq Stock Market (U.S. Companies)                   100                136              145
Nasdaq Computer and Data Processing Stocks             100                233              200



Source:  Center for Research in Security Prices

*The Company's fiscal year end is June 30.

-------------------------------------------------------------------------------

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

-------------------------------------------------------------------------------

The following table sets forth, as of June 30, 1996, the number of shares of the Company's common stock, par value $0.001, held of record or beneficially by each person who held of record or was known by the Company to own beneficially, more than 5% of the Company's common or preferred stock, and the name and shareholdings of each officer and director and of all officers and directors as a group. All percentages are based on the 8,916,438 shares of common stock and the 1,000,000 shares of preferred stock issued and outstanding as of June 30, 1996.


      Name of Person or Group        Amount and Nature of Ownership(1)          Percent of Class(2)

Principal Shareholders

Richard N. Beckstrand                Common Stock(3)             2,915,649          39.19%
5156 Cottonwood Lane                 Options                     1,218,400
Salt Lake City, UT 84117

David J. Rank                        Common Stock                  500,000           8.75%
986 West Atherton Drive              Options                       307,500
Salt Lake City, UT 84123

Gary L. Leavitt                      Common Stock(4)               709,330          10.54%
986 West Atherton Drive              Options                       257,600
Salt Lake City, UT 84123

Aspen Business Company               Common Stock(5)               963,328          10.32%
1006 W. Atherton Drive
Salt Lake City, UT 84123

Joseph F. Jerkovich                  Common Stock                  500,000           5.61%
26252 Eden Landing Road
Hayward, CA 94545

Roger L. Kuhns                       Common Stock                  500,000           5.61%
986 West Atherton Drive
Salt Lake City, UT 84123

L. Bruce Ford, D.P.M.                Common Stock(6)               344,318           3.97%
Pyramid Prof. Center                 Options                        10,000
Suite 26                             Preferred Stock                64,995           6.50%
2321 Pyramid Way
Sparks, NV 89106

Kim Bean, D.P.M.                     Common Stock                  218,096           2.45%
1801 North Carson                    Preferred Stock               175,270          17.53%
Carson City, Nevada 89701

Val Jensen Pension Plan              Common Stock                    2,778               *
1001 North Mountain Street           Preferred Stock               125,270           12.53%
Suite 2D
Carson City, Nevada 89701

Hannum Pension Plan                  Common Stock                   11,500               *
990 South 550 West                   Preferred Stock                83,513            8.35%
Brigham City, Utah 84302

Roderick Sage
975 Ryland Street                    Preferred Stock(7)            208,513           20.85%
Reno, Nevada 89502


The Roberts Family Trust
890 Mill                             Preferred Stock (8)           208,513           20.85%
Reno, Nevada 89502

Officers and Directors

Richard N. Beckstrand                                        ------See Above------

David J. Rank                                                 ------See Above-----

Roger L. Kuhns                                                -----See Above-----

L. Bruce Ford, D.P.M.                                         -----See Above-----

Gary L. Leavitt                                               -----See Above-----

Mark Scott                           Common Stock                   45,661               *
                                     Options                        10,000

L. James Jensen, Jr.                 Common Stock                        -             1.49%
                                     Options                       135,200                *


D. Jeff Peck                         Common Stock                        -                *
                                     Options                        30,000                *

Jonathan S. Beckstrand               Common Stock                   29,000                *
                                     Options                         3,000

All Executive Officers and           Common Stock                5,043,958            46.54%
Directors as a Group (9 persons)     Options                     1,971,700
                                     Preferred Stock                64,995             6.50%
* Indicates less than 1% ownership


(1) Except as otherwise noted, to the best knowledge of the Company, all stock is owned beneficially and of record by the indicated owner, and each shareholder has sole voting and investment power over the stock. The total beneficial ownership of common stock includes securities, except stock options, which the shareholder has the right to acquire beneficial ownership within 60 days. Stock options have been listed separately for presentational convenience and unless otherwise noted, the beneficial ownership of the common stock underlying each stock option listed may be obtained within 60 days.

(2) The percentage of beneficial ownership for each shareholder is based on an adjusted total of issued and outstanding common stock, equal to the total common stock issued and outstanding at June 30, 1996 plus any security of which the shareholder has the right to beneficial ownership within 60 days.

(3) Mr. Beckstrand's shares include 577,614 shares and $1,450,000 debentures convertible into 414,286 shares held by Aspen Business Company, which is wholly-owned by Mr. Beckstrand; 345,306 shares held by Beckstrand Management that is wholly-owned by Mr. Beckstrand; and 264,000 shares held by Firethorn Investment, Ltd. in which Mr. Beckstrand is a partner. Since Mr. Beckstrand is an officer, director, and principal shareholder of each of these entities, he may be deemed to have voting and dispositive power over the shares and hence be the beneficial owner of the shares.

(4) Includes 109,970 shares held by the Lyman Leavitt Family Trust and 100,000 shares held by the Lynette Leavitt Family Trust which are deemed beneficially owned by Mr. Leavitt by virtue of his position as Trustee.

(5) Includes 1,450,000 debentures convertible into 414,286 shares of CTI common stock.

(6)   Includes 14,000 shares held by children of Dr. Ford.

(7) Includes shares held by the Roderick Sage, M.D., Ltd., Pension Plan and Defined Benefit Plan and Roderick Sage.

(8)   Includes shares held by the Roberts Family Trust and Frank Roberts.

-------------------------------------------------------------------------------

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

-------------------------------------------------------------------------------

Richard N. Beckstrand

In December 1993, Richard N. Beckstrand became the chief executive officer, chairman of the board of directors, and a principal shareholder of the Company. Since that time, Mr. Beckstrand has been, and continues to be, the primary force in identifying, negotiating, and completing the acquisitions undertaken by the Company and in seeking and making arrangements for the financing necessary for such acquisitions and the operations of the Company. Mr. Beckstrand was a director of CUSA, Inc. and a principal shareholder of the Ford Center and the Sierra Center prior to their acquisition by the Company. In addition, Mr. Beckstrand had an ownership interest in the four professional office buildings located in Nevada prior to their acquisition by the Company. Mr. Beckstrand is also the owner of the real property leased by the Company for its principal executive offices located at 986 West Atherton Drive, Salt Lake City, Utah 84123. The leased premises consist of 32,885 square feet with current monthly rent of $24,383 and a primary term expiring February 1, 2005.

In December of 1994, Aspen Business Company, a corporation controlled by Mr. Beckstrand, provided the Company with an accounts receivable line of credit in the amount of $995,000, for which the holders receive interest at the rate of 5.86% per annum, payable quarterly, with the principal amount due December 31, 1997. The holders also purchased, for $5,000, warrants to purchase options in connection with this transaction for an aggregate of 100,000 shares of restricted common stock of the Company at an exercise price of $2.50 per share at any time on or before December 31, 1997.

Additionally, Mr. Beckstrand has an existing and ongoing business relationship to physicians through Beckstrand Management and Aspen Business Company, both of which provide financial consulting and management services to physicians, some of whom are shareholders of the Company. These companies provided such services prior to the involvement of Mr. Beckstrand with the Company and will continue to provide such services in the future.

In addition to arranging for the line of credit from Aspen Business Company, Mr. Beckstrand has personally guaranteed the bank financing that has been made available to the Company. In connection with these guarantees Mr. Beckstrand has been granted options to acquire 68,400 shares of common stock at the lesser of $5.00 or the market price on the date of exercise at any time prior to December 31, 1998, and options to acquire 190,000 shares of its common stock to Mr. Beckstrand at an exercise price of $2.50 per share, exercisable at any time prior to December 31, 1997.

Additionally, Mr. Beckstrand has agreed to indemnify the Company from any loss resulting from water damage to one of the buildings owned by the Company that was discovered shortly after the acquisition of the building by the Company. These costs totaled $131,560 at June 30, 1996. In 1996, in satisfaction of the amounts owed by Mr. Beckstrand pursuant to such indemnity, Mr. Beckstrand transferred cash and a receivable (the "Receivable") due to a partnership controlled by Mr. Beckstrand from Mr. L. Bruce Ford, D.P.M., who is a director and shareholder of the Company. In November of 1996, Mr. Beckstrand indemnified the Company with respect to any portion of the Receivable which the Company is unable to collect.

The Company has authorized the issuance of convertible debentures, due on June 30, 1998, which bear interest at 8% and are convertible into shares of common stock at a conversion price of $3.00 per share if exercised in 1996, $3.50 per share in 1997 and $4.00 in 1998. The Company has issued an aggregate of $1,450,000 of such debentures to Aspen Business Company, an entity controlled by Richard N. Beckstrand.

As a result of the foregoing relationships, including his ownership interest in acquired entities, Mr. Beckstrand holds, directly or indirectly, 2,915,649 shares of common stock of the Company and options to purchase an additional 1,218,400 shares of common stock with exercise prices ranging from $1.75 to $5.00. The Company considers the terms of the transactions with Mr. Beckstrand to be as favorable to the Company as would be available from third parties.

David J. Rank

The Company entered into a relocation agreement, which was amended on December 7, 1994 with Mr. Rank in connection with the acquisition of VDS. Pursuant to the relocation agreement the Company is loaning Mr. Rank the $6,000 monthly mortgage payment on his home in Bethlehem, Pennsylvania, has agreed to pay Mr. Rank $100,000 in cash, and has agreed to issue Mr. Rank options to purchase 200,000 shares of common stock of the Company at an option exercise price of $2.25. Repayment of the amount advanced is due on the earlier of December 7, 1999, the effective date of an offering of the Company's common stock (in which case CTI will be obligated to allow Mr. Rank to register a portion of his common shares equal in value to the amount owed pursuant to the advances), the sale of a portion of Mr. Rank's restricted securities, or the termination of Mr. Rank's employment agreement with CTI. In addition, under the terms of the acquisition of VDS, which terminated its election to be treated as a small business under Subchapter S of the Internal Revenue Code of 1986, the Company agreed to cause VDS to distribute $600,000 to the three former owners of VDS, including Mr. Rank, and to repay Mr. Rank's capital contribution to VDS of $142,500.

Richard Pedersen

Effective January 1, 1996, the Company acquired 100% of the equity interest in Medfo Systems of America, Inc. ("Medfo"). The sole shareholder of Medfo was at the acquisition date, President of the Company's medical division and a shareholder of the Company. Medfo is a business engaged in the distribution and support of software, principally in the medical industry. In connection with the acquisition of Medfo, the Company issued 40,267 shares of its restricted common stock and agreed to issue options to the former owner and the employees of Medfo to acquire 150,000 shares of its common stock at fair market value.

                                     PART IV
-------------------------------------------------------------------------------

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

-------------------------------------------------------------------------------

For Financial Statements Schedules see Item 8 of this Report.


The following exhibits are included as part of this report:


Exhibit      SEC Reference    Title of Document                                            Location
Number       Number
------------ ---------------- ------------------------------------------------------------ -----------------

Item 3                        Articles of Incorporation and Bylaws

3.01         3                Articles of Incorporation of CUSA Technologies, Inc., as     Registration
                              amended February 7, 1994, and July 15, 1994                  Statement filed
                                                                                           on Form SB-2,
                                                                                           Exhibit 3.01,
                                                                                           SEC File No.
                                                                                           33-71150-D

3.02         3                Bylaws of CUSA Technologies, Inc., as amended February 9,    Registration
                              1995                                                         Statement filed
                                                                                           on Form SB-2,
                                                                                           Exhibit 3.04,
                                                                                           SEC File No.
                                                                                           33-71150-D and
                                                                                           Report on Form
                                                                                           10-QSB for
                                                                                           March 31, 1995

3.03         3                Designation of Rights, Privileges and Preferences of 1994    Report on Form
                              Series Preferred Convertible Stock                           8-K dated June
                                                                                           22, 1994

3.04         3                Registration Agreement between the Company and the holders   Report on Form
                              of the 1994 Series Convertible Preferred Stock               8-K dated June
                                                                                           22, 1994

Item 4                        Instruments Defining the Rights of Security Holders

4.01         4                Investor's Rights Agreement between Mountain Surgical        Registration
                              Centers, Inc., and Dimension Capital Corporation, dated      Statement filed
                              March 31, 1993                                               on Form SB-2,
                                                                                           Exhibit 4.03,
                                                                                           SEC File No.
                                                                                           33-71150-D

4.02         4                Stock Option Agreement between Dimension Capital             Registration
                              Corporation and Howard S. Landa, dated June 30, 1993         Statement filed
                                                                                           on Form SB-2,
                                                                                           Exhibit 4.04,
                                                                                           SEC File No.
                                                                                           33-71150-D

4.03         4                Stock Option Agreement between Dimension Capital             Registration
                              Corporation and Richard N. Beckstrand, dated June 30, 1993   Statement filed
                                                                                           on Form SB-2,
                                                                                           Exhibit 4.05,
                                                                                           SEC File No.
                                                                                           33-71150-D


4.04         4                Letter Agreement from Howard S. Landa to Dimension Capital   Registration
                              Corporation                                                  Statement filed
                                                                                           on Form SB-2,
                                                                                           Exhibit 4.06,
                                                                                           SEC File No.
                                                                                           33-71150-D

4.05         4                Letter Agreement from Richard N. Beckstrand to Dimension     Registration
                              Capital Corporation                                          Statement filed
                                                                                           on Form SB-2,
                                                                                           Exhibit 4.07,
                                                                                           SEC File No.
                                                                                           33-71150-D

4.06         4                Amended Relocation Agreement between CUSA Technologies,      Report on Form
                              Inc. and David J. Rank dated December 7, 1995                10-QSB dated
                                                                                           September 30,
                                                                                           1995

Item 10                       Material Contracts

10.01        10               CUSA Technologies, Inc., 1993 Employee Stock Option Plan     Registration
                                                                                           Statement filed
                                                                                           on Form SB-2,
                                                                                           Exhibit 10.01,
                                                                                           SEC File No.
                                                                                           33-71150-D

10.02        10               CUSA Technologies, Inc., 1993 Directors' Stock Option Plan   Registration
                                                                                           Statement filed
                                                                                           on Form SB-2,
                                                                                           Exhibit 10.02,
                                                                                           SEC File No.
                                                                                           33-71150-D

10.03        10               CUSA Technologies, Inc., 1995 Employee Stock Option Plan     Report on Form
                                                                                           10-QSB for
                                                                                           March 31, 1995

10.04        10               CUSA Technologies, Inc., Employee Stock Purchase Plan        Report on Form
                                                                                           10-KSB for June
                                                                                           30, 1994

10.05        10               Agreement and Plan of Reorganization between Mountain        Registration
                              Diagnostics, Inc., Mountain Surgical Centers, Inc.,          Statement filed
                              Surgery Subsidiary No. 1, and Ford Center for Foot           on Form SB-2,
                              Surgery, Inc., dated October 21, 1992, as amended March      Exhibits 10.03
                              31, 1993, and September 1, 1993                              and 10.04, SEC
                                                                                           File No.
                                                                                           33-71150-D

10.06        10               Escrow Agreement between Mountain Diagnostics, Inc.,         Registration
                              Mountain Surgical Centers, Inc., Ford Center for Foot        Statement filed
                              Surgery, Inc., Richard N. Beckstrand, L. Bruce Ford.,        on Form SB-2,
                              D.P.M., and Terrell W. Smith                                 Exhibit 10.05,
                                                                                           SEC File No.
                                                                                           33-71150-D

10.07        10               Development Agreement between CUSA Technologies, Inc., and   Registration
                              GlydNet, Inc., dated March 31, 1993                          Statement filed
                                                                                           on Form SB-2,
                                                                                           Exhibit 10.09,
                                                                                           SEC File No.
                                                                                           33-71150-D

10.08        10               Subscription Agreement between Dimension Capital             Registration
                              Corporation, Howard S. Landa, and Richard N. Beckstrand      Statement filed
                                                                                           on Form SB-2,
                                                                                           Exhibit 10.10,
                                                                                           SEC File No.
                                                                                           33-71150-D


10.09        10               Agreement between Dimension Capital Corporation and          Registration
                              Clayton T. Perkins, dated October 20, 1993                   Statement filed
                                                                                           on Form SB-2,
                                                                                           Exhibit 10.11,
                                                                                           SEC File No.
                                                                                           33-71150-D

10.10        10               Independent Contractor Agreement between Mountain Surgical   Registration
                              Centers, Inc., and Debbie Sanich, dated October 1, 1992      Statement filed
                                                                                           on Form SB-2,
                                                                                           Exhibit 10.12,
                                                                                           SEC File No.
                                                                                           33-71150-D

10.11        10               Agreement and Plan of Reorganization entered into by and     Report on Form
                              between CUSA Technologies, Inc., and CUSA, Inc.              8-K dated July
                                                                                           21, 1994

10.12        10               Executive Employment Agreement with Gary L. Leavitt          Report on Form
                                                                                           8-K dated July
                                                                                           21, 1994

10.13        10               Agreement and Plan of Reorganization entered into by and     Report on Form
                              among CUSA Technologies, Inc., RK&DR Concepts, Inc., dba     8-K dated
                              VERSYSS Data Systems, and Roger L. Kuhns, Joseph F.          September 19,
                              Jerkovich, and David J. Rank                                 1994

10.14        10               Employment Agreement between CUSA Technologies, Inc., and    Report on Form
                              David J. Rank                                                8-K dated
                                                                                           September 19,
                                                                                           1994

10.15        10               Relocation Agreement between the Registrant and David J.     Report on Form
                              Rank                                                         8-K dated
                                                                                           September 19,
                                                                                           1994

10.16        10               Lease Agreement between CUSA, Inc., and Beckstrand           Report on Form
                              Management Corporation dated October 5, 1987, as amended     10-KSB dated
                              December 13, 1988, September 1, 1989, June 8, 1990,          June 30, 1994
                              September 1, 1990, June 25, 1991, October 20, 1992 and
                              March 12, 1993

10.17        10               Exchange Agreement by and among CUSA Technologies, Inc.,     Report on Form
                              and Pioneer Office Building "D" Limited Partnership,         8-K dated June
                              Doctors' Building Limited Partnership II, and Pioneer        22, 1994
                              Office Building Limited Partnership

10.18        10               Exchange Agreement by and among CUSA Technologies, Inc.,     Report on Form
                              Gary L. Leavitt and the Leavitt Family Trusts                8-K dated June
                                                                                           22, 1994

10.19        10               Asset Acquisition Agreement by and between CUSA              Report on Form
                              Technologies, Inc., and VERSYSS Incorporated                 8-K dated June
                                                                                           22, 1994

10.20        10               Agreement between the Registrant and Pioneer Building "D"    Report on Form
                              Limited Partnership regarding indemnification for building   10-KSB dated
                              repair costs                                                 June 30, 1994

10.21        10               Agreement and Plan of Reorganization dated November 15,      Report on Form
                              1994, between CUSA Technologies, Inc., New Outside Force,    10-QSB for
                              Inc., Outside Force, Inc., and Richard E. McFarland          September 30,
                                                                                           1994

10.22        10               Employment Agreement with Richard E. McFarland               Report on Form
                                                                                           10-QSB for
                                                                                           September 30,
                                                                                           1994


10.23        10               First Right of Refusal Agreement dated November 15, 1994,    Report on Form
                              between Richard E. McFarland and CUSA Technologies, Inc.     10-QSB for
                                                                                           September 30,
                                                                                           1994

10.24        10               Agreement and Plan of Reorganization dated December 19,      Report on Form
                              1994, between CUSA Technologies, Inc., Surgery Subsidiary    10-QSB for
                              No. 2, Inc., and Bean Center for Foot Surgery, Inc. dba      December 31,
                              Sierra Surgery Center, H. Kim Bean, D.P.M., and Richard N.   1994
                              Beckstrand

10.25        10               Agreement and Plan of Reorganization dated January 27,       Report on Form
                              1995, between CUSA Technologies, Inc., New Benchmark         10-QSB for
                              Computer Systems, Inc., Benchmark Computer Systems, Inc.,    December 31,
                              Mark J. Vanderloo, Diane Vanderloo, and Mark A. Boyer        1994

10.26        10               Acquisition Agreement dated February 7, 1995, between CUSA   Report on Form
                              Technologies, Inc., Pamela R. Richards, and Janet E.         10-QSB for
                              Frisbey                                                      December 31,
                                                                                           1994

10.27        10               Purchase and Loan Agreement dated September 30, 1994,        Report on Form
                              between CUSA Technologies, Inc., CUSA, Inc., RK&DR           10-QSB for
                              Concepts, Inc. dba VERSYSS Data Systems, and Aspen           December 31,
                              Business Company on behalf of certain beneficial owners,     1994
                              including related Promissory Note, Security Agreement,
                              Form of Option, and Subordination Agreement

10.28        10               Term Loan Agreement dated December 16, 1994, between Zions   Report on Form
                              First National Bank, CUSA Technologies, Inc., CUSA, Inc.,    10-QSB for
                              and RK&DR Concepts, Inc. dba VERSYSS Data Systems,           December 31,
                              including related Promissory Note, Continuing Guaranty of    1994
                              Richard N. Beckstrand and Carol Beckstrand, Term Loan
                              Trust Deed, Assignment of Rents and Security Agreement,
                              and Assignment of Leases for Security

10.29        10               Promissory Note in the principal amount of $300,000 to       Report on Form
                              Zions First National Bank, N.A. and related Business Loan    10-QSB for
                              Agreement, Commercial Security Agreement, Deed of Trust,     December 31,
                              and Commercial Guaranty of Richard N. Beckstrand and Carol   1994
                              Beckstrand

10.30        10               Promissory Note in the principal amount of $500,000 to       Report on Form
                              Zions First National Bank, N.A. and related Loan             10-QSB for
                              Agreement, Commercial Security Agreement, Revolving Credit   December 31,
                              Deed of Trust Security Agreement and Assignment of Rents,    1994
                              and Commercial Guaranty of Richard N. Beckstrand and Carol
                              Beckstrand

10.31        10               Employment Agreement dated January 31, 1995, between CUSA    Report on Form
                              Technologies, Inc., and Mark J. Vanderloo                    10-QSB for
                                                                                           December 31,
                                                                                           1994

10.32        10               Employment Agreement dated September 1, 1994, between CUSA   Report on Form
                              Technologies, Inc., and Michael K. Hirano                    10-QSB for
                                                                                           December 31,
                                                                                           1994

10.33        10               Employment Agreement dated September 19, 1994, between       Report on Form
                              CUSA Technologies, Inc., and Craig E. Allen                  10-QSB for
                                                                                           December 31,
                                                                                           1994


10.34        10               Stock Option Agreement dated January 20, 1994, between       Report on Form
                              CUSA Technologies, Inc., and Richard N. Beckstrand           10-QSB for
                                                                                           December 31,
                                                                                           1994

10.35        10               Employee Stock Option dated September 1, 1994, between       Report on Form
                              CUSA Technologies, Inc., and Michael K. Hirano               10-QSB for
                                                                                           December 31,
                                                                                           1994

10.36        10               Employee Stock Option dated September 19, 1994, between      Report on Form
                              CUSA Technologies, Inc., and Craig E. Allen                  10-QSB for
                                                                                           December 31,
                                                                                           1994

10.37        10               Agreement and Plan of Reorganization between CUSA            Report on Form
                              Technologies, Inc., New Medical Computer Management, Inc.,   10-QSB for
                              Medical Computer Management, Inc., and Phillip R. Krieg,     March 31, 1995
                              Scott D. Brown, David W. Rathbun, and Roger R. Mitchell,
                              dated May 18, 1995

10.38        10               Employment Agreement between Phillip R. Krieg, CUSA          Report on Form
                              Technologies, Inc., and Healthcare Business Solutions of     10-QSB for
                              Arizona, Inc., dated May 18, 1995                            March 31,1995

10.39        10               Employment Agreement between Scott D. Brown, CUSA            Report on Form
                              Technologies, Inc., and Medical Computer Management, Inc.    10-QSB for
                              dated May 18, 1995                                           March 31, 1995

10.40        10               Employment Agreement between David W. Rathbun, CUSA          Report on Form
                              Technologies, Inc., Medical Computer Management, Inc.,       10-QSB for
                              dated May 18, 1995                                           March 31, 1995

10.41        10               Employment Agreement between Robert R. Mitchell, CUSA        Report on Form
                              Technologies, Inc., Medical Computer Management, Inc.,       10-QSB for
                              dated May 18, 1995                                           March 31, 1995

10.42        10               Atherton Plaza Lease Agreement between Beckstrand and        Report on Form
                              Associates and CUSA, Inc. dated January 5, 1995, as          10-QSB for
                              amended February 22, 1995                                    March 31, 1995

10.43        10               Agreement and Plan of Reorganization between CUSA            Report on Form
                              Technologies, Inc., New Benchmark Systems of VA., Inc.,      8-K dated June
                              Benchmark Systems of VA., Inc., and Richard A. Pedersen      30, 1995
                              and Bruce D. Matthews, dated April 24, 1995

10.44        10               Employment Agreement with Richard A. Pedersen                Report on Form
                                                                                           8-K dated June
                                                                                           30, 1995

10.45        10               Employment Agreement with Bruce D. Matthews                  Report on Form
                                                                                           8-K dated June
                                                                                           30, 1995

10.46        10               Agreement and Plan of Reorganization between CUSA            Report on Form
                              Technologies, Inc., New Benchmark Systems of Wisconsin,      8-K dated July
                              Inc., Benchmark Systems of Wisconsin, Inc., and Van          21, 1995
                              Gusdorff, dated July 21, 1995

10.47        10               Employment Agreement with Van Gusdorff                       Report on Form
                                                                                           8-K dated July
                                                                                           21, 1995

10.48        10               Non-Qualified Stock Option Granted to Van Gusdorff           Report on Form
                                                                                           8-K dated July
                                                                                           21, 1995


10.49        10               Agreement and Plan of Reorganization between CUSA            Report on Form
                              Technologies, Inc., Preferred Health Systems, Inc., Mark     10-KSB dated
                              L. McCabe, Steven R. Jones, and Joseph J. Hughes, dated      June 30, 1995
                              September 29, 1995

10.50        10               Form of Convertible Debenture                                Report on Form
                                                                                           10-QSB dated
                                                                                           September 30,
                                                                                           1995

10.51        10               Agreement and Plan of Merger between CUSA Technologies,      Report on Form
                              Inc. and Automated Systems, Inc. and Automated Solutions,    10-QSB dated
                              Inc. dated January 19, 1996                                  December 31,
                                                                                           1995

10.52        10               Agreement and Plan of Merger between  CUSA Technologies,     Report on Form
                              Inc. and Source Computing, Inc. dated February 10, 1996      10-QSB dated
                                                                                           December 31,
                                                                                           1995

10.53        10               Agreement and Plan of Merger between CUSA Technologies,      Report on Form
                              Inc. and Medical Clearing Corporation dated February 10,     10-QSB dated
                              1996                                                         December 31,
                                                                                           1995

10.54        10               Asset Purchase Agreement between Physician's Computer        Report on Form
                              Network, Inc. and CUSA Technologies, Inc. dated July 2,      8-K dated July
                              1996                                                         17, 1996

10.52        10               Employment Agreement of Richard N. Beckstrand                This Filing

Item 16                       Letter on Change in Certifying Accountant Contracts

16.01        16               Letter from Joseph B. Glass & Associates                     Report on Form
                                                                                           8-K dated March
                                                                                           24, 1995

16.02        16               Letter from Grant Thornton LLP                               Report on Form
                                                                                           8-K dated May
                                                                                           10, 1996

Item 21                       Subsidiaries of CUSA Technologies,  Inc.

21.01        21               Subsidiaries of CUSA Technologies, Inc.                      Report on Form
                                                                                           10-KSB dated
                                                                                           June 30, 1995

Item 27                       Financial Data Schedule

27.01        27               Financial Data Schedule                                      This Filing
                                                                                           Page 45


Reports on Form 8-K

         The Company filed a report on Form 8-K dated May 10, 1996 with respect to the change in certifying accountants, and a report on Form 8-K dated July 17, 1996 with respect to the disposition of the medical and commercial divisions of the Company to Physicians Computer Network, Inc.


Upon request, the Company will provide a copy of this Form 10-K free of charge.

-------------------------------------------------------------------------------

                                   SIGNATURES

-------------------------------------------------------------------------------


Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934 as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 20, 1996        CUSA Technologies, Inc.

                                /s/ Richard N. Beckstrand
                                ---------------------------------------
                                Richard N. Beckstrand, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: November 20, 1996           By:  /s/ Richard N. Beckstrand
                                       _____________________________________
                                         Richard N. Beckstrand, Principal
                                         Executive Officer, Director


Dated: November 20, 1996           By: /s/ D. Jeff Peck
                                       _____________________________________
                                         D. Jeff Peck, Principal Financial
                                         Officer


Dated: November 20, 1996           By: /s/ Craig Allen
                                       _____________________________________
                                         Craig Allen, Controller


Dated:  November 20, 1996           By: /s/ L. James Jensen, Jr.
                                        _____________________________________
                                         L. James Jensen, Jr., Director


Dated: November 20, 1996            By: /s/ Jonathan S. Beckstrand
                                        _____________________________________
                                         Jonathan S. Beckstrand, Director


Dated:  ____________, 1996          By: _____________________________________
                                         Gary L. Leavitt, Director


Dated: November 20, 1996            By:   /s/ David J. Rank
                                          _____________________________________
                                         David J. Rank, Director


Dated:  ____________, 1996           By: _____________________________________
                                         Mark Scott, Director

Dated:  ____________, 1996           By: _____________________________________
                                         L. Bruce Ford, D.P.M., Director