Form 10-Q
period 1996-09-30
CUSA TECHNOLOGIES INC
filed 1996-11-29
CIK 818073

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.   20549

                                             FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                              For the quarterly period ended September 30, 1996

                                    Commission File Number:  33-15370-D
                                                           -----------

                                       CUSA Technologies, Inc.
                   ------------------------------------------------------------
                      (Exact name of the registrant as specified in charter)

                         Nevada                         87-0439511
            ---------------------------        --------------------------------
                       State of Incorporation         IRS Identification Number

                    986 West Atherton Drive, Salt Lake City, Utah  84123
                -----------------------------------------------------------
                            (Address of principle executive offices)

                                          (801) 263-1840
                -----------------------------------------------------------
                         (Telephone of registrant including area code)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                                           Yes ___X___              No ________

                            APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.

                                                        Yes _______ No ________


                            APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 25, 1996 the Issuer had 8,928,218 shares of its common stock, par value $0.001 per share, issued and outstanding.

                                PART I
                         FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CUSA Technologies, Inc. (the "Company"), has included the consolidated balance sheets of the Company and its subsidiaries as of September 30, 1996 (unaudited) and June 30, 1996 (the end of the Company's most recent fiscal year) and unaudited consolidated statements of operations and cash flows for the three months ended September 30, 1996 and 1995 together with unaudited condensed notes thereto.

In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on form 10-K for the year ended June 30, 1996.



                                                CUSA TECHNOLOGIES, INC.
                                              Consolidated Balance Sheets


                                                                                                  (Unaudited)
                                                                                                  September 30,         June 30,
                                                                                                      1996               1996
                                                                                               -----------------  ------------------
                                                       Assets
Current Assets:
                 Cash and cash                                                            $        171,230.00          583,080.00
                 equivalents
                 Trade accounts receivable, net of allowance for
                 doubtful accounts                                                               3,610,968.00        2,987,680.00
                 Inventories                                                                       256,170.00          140,402.00
                 Prepaid expenses and other assets                                                 600,949.00          425,148.00
                 Net assets of discontinued operations                                                    --         5,081,383.00

                                                                                             -----------------  ------------------

     Total current assets                                                                       4,639,317.00        9,217,693.00

Property and equipment :
                 Land                                                                             297,688.00          297,688.00
                 Buildings and improvements                                                     2,496,520.00        2,423,416.00
                 Furniture, fixtures and equipment                                              2,885,576.00        2,672,653.00
                 Other                                                                            639,642.00          668,405.00
                                                                                             -----------------  ------------------

      Total property and equipment                                                              6,319,426.00        6,062,162.00


   Less accumulated depreciation and amortization                                               1,568,261.00        1,371,761.00
                                                                                             -----------------  ------------------

       Net property and equipment                                                               4,751,165.00        4,690,401.00

Equipment under capital lease obligations, net                                                    190,316.00          233,816.00

Receivables from related parties                                                                  457,948.00          362,849.00

Software development and acquisition costs, net                                                 1,513,923.00        1,531,158.00

Other assets                                                                                      210,443.00          220,084.00

                                                                                             =================  ==================
                                                                                         $     11,763,112.00       16,256,001.00
                                                                                             =================  ==================


The accompanying notes are an integral part of these statements.



                                                                   CUSA TECHNOLOGIES, INC.
                                                                 Consolidated Balance Sheets

                                                                                    (Unaudited)
                                                                                    September 30,         June 30,
                                                                                       1996               1996
                                                                                 -----------------  ------------------

                                        Liabilities and Stockholders' Deficit
Current liabilities:
                 Line of credit with bank                                      $      1,128,063.00          891,022.00
                 Current installments of long-term debt                               2,800,435.00        3,258,269.00
                 Current installments of obligations under capital leases               215,165.00          205,888.00
                 Accounts payable                                                     2,188,883.00        3,823,560.00
                 Accrued liabilities                                                  2,662,994.00        3,309,083.00
                 Customer deposits                                                    1,737,442.00        1,690,973.00
                 Income taxes payable                                                    12,676.00           18,081.00
                 Payables to related parties                                                     -        1,167,398.00
                 Deferred revenue                                                     4,545,160.00        5,057,444.00
                 Net liabilities of discontinued operations                           1,159,737.53                  -
                                                                                 -----------------     ----------------
                                  Total current liabilities                           16,450,555.53       19,421,718.00
                                  liabilities

Long-term debt with related parties                                                    2,445,000.00        2,445,000.00

Long-term debt, excluding current installments                                            11,565.00          430,894.00

Obligations undern capital leases, excluding current installments                        149,774.00          193,977.00

                                                                                   -----------------  ------------------
                                  Total liabilities                                   19,056,894.53       22,491,589.00

Commitments and contingent liabilities                                                     -                  -

Stockholders' deficit:
                 Series A convertible preferred stock, $.001 par value;
                 authorized 1,500,000 shares; issued and outstanding
                 1,000,000 shares                                                          1,000.00            1,000.00

                 Common stock, $.001 par value; authorized 25,000,000 shares;
                 issued and outstanding 8,917,718 shares at September 30, 1996
                 and 8,916,438 shares at June 30, 1996                                     8,918.00            8,916.00

                 Additional paid-in capital                                           10,530,307.00       10,530,308.00
                 Accumulated deficit                                                 (17,834,008.00)     (16,775,812.00)
                                                                                   -----------------  ------------------
                                  Total stockholders' deficit                         (7,293,783.00)      (6,235,588.00)


                                                                                   =================  ==================
                                                                                $     11,763,111.53       16,256,001.00
                                                                                   =================  ==================

The accompanying notes are an integral part of these statements.



                                                                   CUSA TECHNOLOGIES, INC.
                                                            Consolidated Statements of Operations
                                                                         (Unaudited)
                                                              Three months ended September 30,


                                                                                      1996                1995

                                                                                -----------------   -----------------

Net revenues:
                   Hardware and software sales                                $      1,797,616.37        3,279,015.00
                   Support, maintenance and other services                           4,210,892.00        3,771,491.00
                   Other revenue                                                       181,493.00          216,414.00
                                                                                -----------------   -----------------
                                     Total revenues                                  6,190,001.37        7,266,920.00
                                                                                -----------------   -----------------

Cost of goods sold and other direct costs:
                   Hardware and software                                               801,261.37        1,395,623.00
                   Support, maintenance and other services                           2,756,675.00        2,209,646.00
                   Other                                                                82,967.00           85,727.00
                                                                                -----------------   -----------------
                                     Total cost of goods sold and other
                                     direct costs                                    3,640,903.37        3,690,996.00
                                                                                -----------------   -----------------

                                     Gross profit                                    2,549,098.00        3,575,924.00

Product development costs                                                              601,819.00          288,456.00
Selling, general and administrative expenses                                         2,726,504.00        2,982,681.00

                                                                                -----------------   -----------------
                                     Operating income (loss)                          (779,225.00)         304,787.00

Other income (expense):
     Interest expense                                                                 (160,712.00)         (82,051.00)
     Other, net                                                                         (6,537.00)           1,476.00

                                                                                 -----------------   -----------------
                                     Income (loss) from continuing operations
                                     before income taxes                              (946,474.00)         224,212.00

Income tax expense                                                                           -             134,871.00

                                                                                 -----------------   -----------------
Income (loss) from continuing operations                                              (946,474.00)          89,341.00

Loss from discontinued operations, net of income taxes                                       -            (126,522.00)

Loss from disposal of discontinued operations, net of income taxes                     (81,721.00)                -

                                                                                  =================   =================
                                     Net loss                                    $  (1,028,195.00)         (37,181.00)
                                                                                  =================   =================

Income (loss) per common and common equivalent share :

                                     From continuing operations                  $          (0.11)                0.01
                                     From discontinued operations                $          (0.01)              (0.01)


Weighted average common and common equivalent shares                                 8,917,718.00        8,509,697.00



The accompanying notes are an integral part of these financial statements.




                             CUSA TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                        Three months ended September 30,

                                                                                       1996               1995
                                                                                  ----------------   ----------------
Cash flows from operating activities:
Income (loss) from continuing operations                                       $     (946,474.00)          89,341.00

Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
                    Depreciation and amortization                                     381,930.00          479,547.00
                    Provision for doubtful accounts                                  (177,496.00)         137,245.00
                    Net change in current assets and liabilities:
                                    Trade accounts receivable                        (445,792.00)          28,770.00
                                    Inventories                                      (115,768.00)         227,118.00
                                    Prepaids expenses and other assets               (175,801.00)         (47,569.00)
                                    Accounts payable and accrued liabilities       (2,280,766.00)         137,751.00
                                    Customer deposits                                  46,469.00         (376,395.00)
                                    Income taxes payable                               (5,405.00)         (20,061.00)
                                    Deferred income taxes                                    -            134,200.00
                                    Deferred revenue                                 (512,284.00)        (657,034.00)
                                    Net cash provided by (used in)                ----------------   ----------------
                                    continuing operating activities                (4,231,387.00)         132,913.00

Net cash used in discontinued operations                                           (1,490,600.47)        (407,616.00)
                                                                                   ----------------   ----------------

                                    Net cash used in operating activities          (5,721,987.47)        (274,703.00)

Cash flows from investing activities:
                    Software development costs                                       (124,695.00)        (190,513.00)
                    Capital expenditures                                             (257,264.00)        (325,357.00)
                    Cash paid for acquisitions                                               -            (50,450.00)
                    Advances to related parties                                       (95,099.00)             -
                    Decrease in other assets                                            9,641.00           35,994.00
                    Net cash provided by (used in) investing activities of
                       discontinued operations
                                                                                    7,650,000.00         (312,371.00)
                                                                                  ----------------   ----------------
                    Net cash provided by (used in) investing activities             7,182,583.00         (842,697.00)

Cash flows from financing activities:
                    Net borrowings under lines of credit                              237,041.00          121,207.00
                    Repayments of obligations under capital leases                    (34,926.00)         (46,278.00)
                    Repayment of long-term debt with related parties               (1,167,398.00)        (408,053.00)
                    Proceeds from long-term debt with related parties                       -           1,100,000.00
                    Issuance of common stock and exercise of stock options                  -                 543.00
                    Repayments of long-term debt                                     (877,163.00)         (67,092.00)
                    Preferred dividend distributions                                  (30,000.00)         (30,000.00)

                                                                                   ----------------   ----------------
                                    Net cash provided by (used in)
                                    financing activities                          (1,872,446.00)          670,327.00

                                    Net decrease in cash                            (411,850.47)         (447,073.00)

Cash and cash equivalents at beginning of period                                     583,080.00           818,883.00


                                                                                  ================   ================
Cash and cash equivalents at end of period
                                                    $                                171,229.53           371,810.00

                                                                                ================     ================




The accompanying notes are an integral part of these financial statements.

                                CUSA TECHNOLOGIES, INC.
                      Notes to Consolidated Financial Statements
                                       (Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of CUSA Technologies, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's latest report on Form 10-K for the year ended June 30, 1996. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of September 30, 1996 and its consolidated results of operations and cash flows for the three months ended September 30, 1996 and 1995. The results of operations for the three months ended September 30, 1996 may not be indicative of the results that may be expected for the year ending June 30, 1997.


(2) Liquidity

During the three months ended September 30, 1996, the Company incurred a loss from continuing operations of $946,474, incurred a net loss of $1,028,195, used cash in operating activities of $5,721,987, and at September 30, 1996 had a stockholders' deficit of $7,293,783. These losses have also resulted in violations of certain debt covenants with the Company's primary financial institution, which have been waived by the financial institution through September 30, 1996. The Company is negotiating to amend such covenants to conform to currently anticipated future operating results. Management has formulated plans to return the Company to profitable operations and positive cash flow. In the opinion of management, implementation of these plans will permit the Company to meet its operating and debt cash requirements, at least through the next fiscal year. The Company is subject to many uncertainties over which management has limited control, any one of which could adversely affect the Company's operating cash flows, and thus create cash flow problems for the Company.


(3) Discontinued Operations

In June 1996, the Board of Directors of the Company committed to dispose of the business and assets of the medical and commercial divisions. On July 2, 1996, the Company entered into an asset purchase agreement with Physician Computer Network, Inc. (PCN) whereby PCN agreed to acquire substantially all of the assets and assume certain liabilities of the medical and commercial divisions. Terms of the purchase agreement, as subsequently modified on October 15, 1996, provided for the purchase of certain specified assets for $9,350,000, payable as follows: 1) $4,500,000 at closing, 2) cancellation of $1,500,000 note payable to PCN incurred on June 13, 1996, 3) $3,150,000 within five business days of receipt of audited financial statements, and 4) $200,000 due upon transfer of certain assets of one of the subsidiaries of the Company which were subject to a court ordered receivership at the date of closing.

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

The medical and commercial divisions have been accounted for as discontinued operations, and accordingly, the results of their operations are segregated from continuing operations in the accompanying statements of operations. Revenue, operating costs and expenses, other income and expense, and income taxes of these divisions for the three months ended September 30, 1996 and 1995, have been reclassified as discontinued operations. No allocation of general corporate overhead has been made to discontinued operations related to these divisions.

In June 1996, upon adoption of the plan to dispose of the medical and commercial divisions, the Company recorded a provision for the estimated loss on the disposal of the divisions in the amount of $2,494,451 (net of income tax benefit of $-0-). This provision relates to the expected gain on the sale to PCN, net of disposal costs, severance benefits to division employees, certain occupancy costs under noncancelable leases, and anticipated future losses related to assets and operations not sold to PCN until their ultimate disposition is completed. The estimation of the loss on the disposal of the divisions requires management to make estimates and assumptions that affect the reported amount of the loss on disposal. Actual results could differ from those estimates. As such estimates are adjusted or as actual results occur, the adjustments to the estimates are reported in the current period as additional gain or loss on disposal. During the three months ended September 30, 1996, the Company recorded additional loss on the disposal of the divisions in the amount of $81,721 (net of income tax benefit of $-0-).

The remaining assets and liabilities related to the discontinued operations have been separately classified on the balance sheets as net assets (or net liabilities) of discontinued operations. A sumamry of these assets and liabilities as of September 30, 1996 is as follows:

         Assets:
           Trade accounts receivable, net             $ 310,928
           Prepaid expenses and other assets            250,000
                                                       --------
                  Total assets                          560,928
                                                       --------

         Liabilities:
           Accrued liabilities                          663,212
           Customer deposits                            293,064
                                                        -------
           Liability for estimated loss on disposal     764,390
                                                        -------
                  Total liabilities                   1,720,666
                                                      ---------

         Net liabilities of discontinued operations  $1,159,738
                                                      ---------
                                                      ---------

(4) Income (loss) per Share

Income or loss per common and common equivalent share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period, including common equivalent shares (if dilutive). Common equivalent shares include stock options, convertible preferred stock and convertible debt. Income used in this calculation is reduced (loss is increased) by the dividends paid to preferred stockholders.


(5) Contingent Liabilities

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management and legal counsel, such matters will not have a material effect on the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In June of 1994, the Company entered into the credit union software business through the acquisition of CUSA, Inc. ("CUSA") and the credit union software division of CUSA's largest distributor. From June of 1994 to July of 1995, the Company acquired most of the distributors of the CUSA software, some of which were distributors of software products in the medical and commercial open systems markets. In June of 1996, the Board of Directors voted to dispose of the business and assets of the Company's medical and commercial divisions through a sale of assets to Physician Computer Network, Inc. ("PCN"). With the divestiture of the medical and commercial divisions the Company plans to devote its resources primarily to the development and expansion of its credit union software business. (In this item, all references to the "first quarter" refer to the first quarter of the Company's fiscal year (quarter ended September 30.))

Net revenues

The Company's net revenues from continuing operations decreased 15 percent from $7.3 million in the first quarter of 1996 to $6.2 million in the first quarter of 1997. Revenues from hardware and software sales decreased 45 percent from $3.3 million in the first quarter of 1996 to $1.8 million in the first quarter of 1997. The decrease is the result of slower than expected sales of the Company's core systems in the first quarter of 1997. Revenues from support, maintenance and other services increased 12% from $3.8 million in the first quarter of 1996 to $4.2 million in the first quarter of 1997. The increase was due to increased sales of the Company's statement processing services and increased software and hardware maintenance. Revenues are derived from computer system sales, hardware maintenance and software support, and the sale of products which are related to the Company's core computer systems such as statement printing, disaster recovery, and microfiche services.

Gross margin

The hardware and software gross margin decreased from 57 percent in 1995 to 55 percent in 1996. In the same period, the gross margin from support, maintenance and other services revenue decreased from 41 percent to 35 percent. The decrease in the hardware and software gross margin is primarily attributable to the increase in third party software and operating system fees related to sales of the Company's Reliance system. The decrease in the gross profit margin from support, maintenance and other services revenue is due to decreased software and hardware sales, resulting in a decrease in the amount of revenue to cover the fixed costs of the Company's installation and training departments, an increase in software support costs as the Company began to build up support resources for its Reliance software product, and an increase of lower margin statement processing services as a percentage of support, maintenance and other services revenue in 1996 when compared to 1995. Costs of goods sold consist of the cost of hardware and software purchased for resale, the amortization of capitalized software development costs, and the expense of supporting and installing the systems sold.

Product development costs

Product development costs include research and development, system operational error fixes and maintenance software upgrades. As expected, product development costs increased from $.3 million in the first quarter of 1996 to $.6 million in the first quarter of 1997. The increase reflects the Company's commitment to continue to improve current products and to invest in the development of new products, with an increased emphasis on research and development over capitalized expenditures.

Selling, general and administrative costs

The selling, general, and administrative expenses for the Company decreased 9% from $3.0 million in the first quarter of 1996, to $2.7 in the first quarter of 1997. This decrease was due to the reduction, in the first quarter of 1997, of general corporate overhead and the elimination of the amortization of goodwill, which was written off as a nonrecurring charge in fiscal 1996. In the remainder of 1997, the Company plans to further reduce selling, general and administrative expenses as part of an overall plan to decrease corporate overhead expenses. These expense reductions will be achieved through the gradual reduction of overhead and administrative personnel. Although the Company believes that these efforts will result in reduced selling, general and administrative costs in the remainder of fiscal 1997, no assurance can be given that such efforts will be successful.

Interest and income tax expense

Interest expense increased 96 percent in the first quarter of 1997 when compared to the first quarter of 1996. The increase was due primarily to an increase in average debt outstanding.

Income tax expense was $134,871 in 1996 (resulting in an effective tax rate of 60.2 percent) compared to a tax expense of zero in 1997. The difference in the tax expense is due to the losses incurred in the first quarter of 1997 for which no income tax benefit has been recorded.

Discontinued Operations

In June of 1996, the Company adopted a plan to dispose of the assets of its medical and commercial software divisions (the "Discontinued Operations"). The liability for the estimated loss on the disposal of the Discontinued Operations was established in June of 1996. The disposal of the assets of the Discontinued Operations (except those assets related to the medical records software) was completed on July 2, 1996. No material adjustments are currently anticipated to the estimated loss on disposal as previously provided for in June of 1996. The $126,522 loss from discontinued operations in the first quarter of 1996 represented the operating results of the Discontinued Operations, prior to their disposal.

Capital Resources and Liquidity

At September 30, 1996, the Company had current assets of $4.6 million and current liabilities of $16.5 million. The current liabilities include $4.5 million of deferred revenue which primarily represents payments received for services to be provided over the remaining term of software and hardware maintenance contracts (generally one year).

The Company has two term loans in the original aggregate amount of $2,000,000 and a line of credit with its principal bank (the "Bank"). The line of credit, $1,500,000 as of September 30, 1996 (of which $1,128,063 was advanced as of September 30, 1996), is secured by accounts receivable, inventory, general intangibles and a trust deed on real estate, bears an interest rate of prime plus one and one half percent, and matures in January of 1997. In December of 1994, the Company was advanced $995,000 from certain individual investors through a loan company which is affiliated with an officer, director and major shareholder of the Company pursuant to a subordinated line of credit which is secured by accounts receivable.

From June 20, 1995 to October 6, 1995, the Company received $1,450,000 pursuant to the issuance of debentures to an entity controlled by an officer, director and major shareholder of the Company. The debentures, which are due June 30, 1998, are convertible into shares of the Company's common stock at the discretion of the holder at a rate of $3.50 per share through June 1997 and $4.00 per share through June 30, 1998, and bear an interest rate of 8 percent per annum, payable quarterly.

From March to May of 1996, the Company received $1,481,023 from the Bank to finance the purchase of computer equipment. The loan, which bears interest at a rate of prime plus 1.5%, is secured by a first lien on all assets purchased with the proceeds of the loan plus accounts receivable and inventory.

On July 2, 1996 the Company sold its medical and commercial divisions to PCN for $10,100,000 cash and the assumption of certain related liabilities. To date, the Company has received $9,150,000 of the total purchase price. Pursuant to an October 15, 1996 amendment to the asset purchase agreement, of the remaining purchase price of $950,000, $750,000 will be retained by PCN in consideration of their assumption of certain additional liabilities related to the medical and commercial customer accounts. The remaining $200,000 will be paid to the Company upon the delivery of certain assets which are currently subject to a court order restricting such transfer pending the settlement of certain judgments. The cash received pursuant to the asset purchase agreement has been used to settle a $500,000 note owed to a hardware maintenance company, to pay amounts owed to certain former owners of entities acquired in 1996 and 1995 in accordance with the applicable acquisition documents, to pay restructuring costs, severance fees, certain bonuses and professional fees related to the sale, and to reduce accrued liabilities and accounts payable.

On October 21, 1996 pursuant to a promissory note, the Company was advanced $100,000 from a director, officer and major shareholder of the Corporation. The note bears interest at 10% per annum and is due on December 20, 1996.

The Company anticipates that these financing sources, together with cash flow from operations, will be sufficient to permit it to meet its cash requirements through at least June 30, 1997.

The loan documents, pursuant to which funds were advanced by the Bank for the line of credit, term loans, and equipment loan (the "Loans"), each include certain covenants related primarily to the Company's quarterly income before interest, depreciation, amortization and taxes. Pursuant to such covenants, the Bank has the right to demand full and immediate payment of amounts outstanding on the Loans upon violation of any of the covenants. In the past when the Company was not in compliance, the Bank has waived its right to exercise its rights under such covenants, but there is no assurance that the Bank will not exercise its rights under such covenants in the future. However, the Company is negotiating with the Bank to amend such covenants to conform to currently anticipated future operating results. Additionally, in 1997 the Company expects operating results to improve as the Company turns its focus from acquisition activity to operations, with an emphasis on improving staging, delivery, installation and training processes and on implementing an overall plan to reduce selling, general and administrative expenses. As current loan covenants are renegotiated and anticipated improvements in the results from operations are realized, management expects to comply with such covenants in the second, third and fourth quarters of 1997.

In 1996, the Company recorded nonrecurring charges of approximately $7 million in connection with the revaluation of certain balance sheet intangible assets and the accrual of restructuring costs. Also in 1996, the Company recorded a total loss from discontinued operations of $7.6 million. As a result of these nonrecurring charges, the loss from discontinued operations and a loss from continuing operations in 1996 and the first quarter of 1997, retained earnings decreased from $.8 million at June 30, 1995 to a $16.8 million accumulated deficit at June 30, 1996 and further decreased to a $17.9 million accumulated deficit as of September 30, 1996, resulting in a shareholders' deficit of $7.4 at June 30, 1996. The Company is exploring various options to increase its equity in 1997, including private and public financing.

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

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

The following exhibits are included as part of this report:

Exhibit              SEC Ref
Number                Number                  Title of Document
-------              -------                  -------------------

27.01                 27                      Financial Data Schedule

(b)   Reports on Form 8K.

                   Report on Form 8K dated July 17, 1996 reporting the sale of the assets of the Company's credit union and medical divisions to Physician's Computer Network.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934 as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 27, 1996


CUSA Technologies, Inc.


/s/ D. Jeff Peck
------------------------------------------------------
D. Jeff Peck, Principal Accounting Officer