Form 10-Q
period 1996-12-31
CUSA TECHNOLOGIES INC
filed 1997-03-10
CIK 818073

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1996

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

                                  Yes _______ No ________


                           APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 10, 1996 the Issuer had 8,917,718 shares of its common stock, par value $0.001 per share, issued and outstanding.

                                                   PART I
                                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CUSA Technologies, Inc. (the "Company"), has included the consolidated balance sheets of the Company and its subsidiaries as of December 31, 1996 (unaudited) and June 30, 1996 (the end of the Company's most recent fiscal year), the unaudited consolidated statements of operations for the three months ended December 31, 1996 and 1995 together with unaudited condensed notes thereto and the unaudited consolidated statements of operations and cash flows for the six months ended December 31, 1996 and 1995.

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



                                                                   CUSA TECHNOLOGIES, INC.
                                                                 Consolidated Balance Sheets

                                                                               (Unaudited)
                                                                                December 31,             June 30,
                                                                                 1996                   1996
                                                                                -----------------    -------------------
                                          Assets

Current Assets:
                    Cash                                                        $1,163,102              583,080
                    Trade accounts receivable,
                    net of allowance for
                    doubtful accounts                                            4,793,485            2,987,680
                    Inventories                                                    252,488              140,402
                    Prepaid expenses and other                                     468,344              425,148
                    assets
                    Net assets of discontinued                                           -            5,081,383
                    operations
                                                                                -----------------    -------------------

                                                   Total current                  6,677,419           9,217,693
                                                   assets

Property and
equipment :
                    Land                                                            297,688             297,688
                    Buildings and improvements                                    2,516,223           2,423,416
                    Furniture, fixtures and                                       2,863,539           2,672,653
                    equipment
                    Other                                                           645,086             668,405
                                                                                -----------------     ------------------

                                                   Total property and             6,322,536           6,062,162
                                                   equipment

                    Less accumulated depreciation                                 1,764,761           1,371,761
                    and amortization
                                                                                -----------------    --------------------

                                                   Net property and               4,557,775           4,690,401
                                                   equipment

Equipment under                                                                     146,816             233,816
capital lease
obligations, net

Receivables from                                                                    499,277             362,849
related parties

Software                                                                          1,457,379           1,531,158
development and
acquisition costs,
net

Other assets                                                                        190,125             220,084

                                                                                =================    ===============
                                                                               $ 13,528,791          16,256,001
                                                                                =================    ===============

The accompanying notes are an integral part of these financial statements.



                                                                   CUSA TECHNOLOGIES, INC.
                                                                 Consolidated Balance Sheets

                                                                                (Unaudited)
                                                                                December 31,             June 30,
                                                                                1996                       1996
                                                                                ------------------    -----------------
                           Liabilities and Stockholders' Deficit
Current
liabilities:
                    Line of credit with bank                                       229,017                 891,022
                    Current installments of                                      2,609,312               3,258,269
                    long-term debt
                    Current installments of                                        183,982                 205,888
                    obligations under capital
                    leases
                    Current installments of long                                   100,000                       -
                    term debt with related parties
                    Accounts payable                                             2,617,673               3,823,560
                    Accrued liabilities                                          2,299,351               3,309,083
                    Customer deposits                                            3,480,742               1,690,973
                    Income taxes payable                                            12,676                  18,081
                    Payables to related parties                                          -               1,167,398
                    Net liabilities of                                             687,072                       -
                    discontinued operations
                    Deferred revenue                                             5,999,210                5,057,444
                                                                                ---------------        ------------------
                                                   Total current                18,219,035               19,421,718
                                                   liabilities

Long-term debt                                                                   2,445,000                2,445,000
with related
parties

Long-term debt,                                                                          -                  430,894
excluding current
installments

Obligations under                                                                   144,356                 193,977
capital leases,
excluding current
installments

                                                                                -----------------       -----------------
                                                   Total liabilities              20,808,391             22,491,589

Commitments and                                                                            -                      -
contingent
liabilities

Stockholders'
deficit:
                    Series A convertible
                    preferred stock, $.001  par
                    value; authorized                                                  1,000                  1,000
                    1,500,000 shares; issued and outstanding
                    1,000,000 shares Common stock,
                    $.001 par value; authorized 25,000,000 shares;
                    issued and outstanding 8,917,718 shares
                    at December 31, 1996 and 8,916,438 shares at
                    June 30, 1996                                                       8,918                  8,916

                    Additional paid-in capital                                     10,530,307             10,530,308
                    Accumulated deficit                                           (17,819,825)           (16,775,812)
                                                                                -----------------        ---------------
                                                   Total                           (7,279,600)            (6,235,588)
                                                   stockholders'
                                                   deficit

                                                                                =================        ===============
                                                                               $    13,528,791             16,256,001
                                                                                =================        ===============

The accompanying notes are an integral part of these financial statements.

                                                                                    0                          0


                             CUSA TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                Three months ended             Six months ended
                                                                                  December 31,                    December 31,
                                                                                ----------------------------------------------------
                                                                                1996               1995        1996        1995
                                                                                ----------------------------------------------------
Net revenues:
                      Hardware and software                                     $ 2,758,924     4,428,857    4,556,540    7,707,872
                      sales
                      Support, maintenance                                        4,566,848     3,932,889    8,777,740    7,704,380
                      and other services
                      Other revenue                                                 251,620       269,137      433,113      485,551
                                                                                ----------------------------------------------------
                                             Total revenues                       7,577,392     8,630,883   13,767,393   15,897,803
                                                                                ----------------------------------------------------

Cost of goods sold
and other direct
costs:
                      Hardware and software                                       1,105,374     2,130,425    1,906,635    3,526,048
                      Support, maintenance                                        2,842,953     2,397,403    5,599,628    4,607,049
                      and other services
                      Other                                                         103,047        77,079      186,014      162,806
                                                                                ----------------------------------------------------
                                             Total cost of goods sold and other   4,051,374     4,604,907    7,692,277    8,295,903
                                             direct costs
                                                                                ----------------------------------------------------

                                             Gross profit                         3,526,018     4,025,976     6,075,116   7,601,900

Product development                                                                 692,174       257,132     1,293,993     545,588
costs
Selling, general and                                                              2,579,527     3,336,583     5,306,031   6,319,264
administrative
expenses

                                                                                ----------------------------------------------------
                                             Operating income (loss)                254,317       432,261      (524,908)    737,048

Other income
(expense):
                      Interest expense                                             (137,566)      (96,590)     (298,278)   (178,641)
                      Other, net                                                      5,888        22,676          (649)     24,152

                                                                                ----------------------------------------------------
                                             Income (loss) from continuing
                                                  operations before income taxes    122,639       358,347      (823,835)    582,559

Income tax expense                                                                        -       200,878             -     335,749

                                                                                ----------------------------------------------------
Income (loss) from                                                                  122,639       157,469      (823,835)    246,810
continuing operations

Loss from                                                                                 -       (53,640)            -    (180,162)
discontinued
operations, net of
income taxes

Loss from disposal
of discontinued
operations,
net of income taxes                                                                 (78,455)            -       (160,176)         -

                                                                                ====================================================
                                             Net Income (loss)                  $    44,184        103,829      (984,011)    66,648
                                                                                ====================================================

Income (loss) per
common and common
equivalent share:
                      Primary
                                             From continuing operations         $      0.01           0.01         (0.10)      0.02
                                             From discontinued operations       $     (0.01)         (0.01)        (0.02)     (0.02)
                      Fully Diluted
                                             From continuing operations         $      0.01           0.01                     0.02
                                             From discontinued operations       $     (0.01)         (0.01)                   (0.02)

Weighted average
common and common
equivalent shares:
                      Primary                                                     8,917,718      9,814,539     8,917,718  9,721,645
                      Fully Diluted                                               9,917,718      9,921,639                9,885,194


The accompanying notes are an integral part of these financial statements.

                                                              CUSA TECHNOLOGIES, INC.
                                                       Consolidated Statements of Cash Flows
                                                                    (Unaudited)
                                                           Six months ended December 31,

                                                                                     1996                         1995
                                                                                  _______________              ____________

Cash flows from
operating
activities:
Income (loss) from                                                              $  (823,835)                    246,810
continuing
operations
Adjustments to
reconcile income
(loss) from
continuing
operations
to net cash used
in operating
activities:
                                         Depreciation and                            763,859                  1,072,687
                                         amortization
                                         Provision for                                35,749                     22,222
                                         doubtful accounts
                                         Net change in
                                         current assets
                                         and liabilities:
                                                    Trade accounts receivable     (1,841,554)                  (948,099)
                                                    Inventories                     (112,086)                   222,006
                                                    Prepaids expenses and other      (43,196)                  (154,421)
                                                     assets
                                                    Accounts payable and accrued  (2,215,619)                   846,682
                                                     liabilities
                                                    Customer deposits              1,789,769                    909,170
                                                    Income taxes payable              (5,405)                   (20,061)
                                                    Deferred income taxes                  -                    406,376
                                                    Deferred revenue                 941,766                    731,664
                                                                                -----------------           ------------------
                                                 Net cash provided by (used in)   (1,510,552)                  3,335,036
                                                 continuing operating activities

Net cash used in                                                                  (2,091,721)                (1,233,159)
discontinued
operations
                                                                                ------------------          -------------------

                                                  Net cash provided by (used in)  (3,602,273)                 2,101,877
                                                   operating activities

Cash flows from
investing
activities:
                                         Software                                   (210,081)                  (352,414)
                                         development costs
                                         Capital                                    (260,374)                  (800,804)
                                         expenditures
                                         Cash paid for                                     -                          -
                                         acquisitions
                                         Advances to                                (136,428)                   -
                                         related parties
                                         Decrease in other                            29,959                    (3,664)
                                         assets
                                         Net cash provided                         7,700,000                  (617,617)
                                         by (used in)
                                         investing
                                         activities of
                                         discontinued
                                         operations
                                                                                ------------------          -----------------
                                                 Net cash provided by (used in)    7,123,076                (1,774,499)
                                                   investing activities

Cash flows from
financing
activities:
                                         Net borrowings                             (662,005)                  (329,211)
                                         under lines of
                                         credit
                                         Repayments of                               (71,527)                  (104,437)
                                         obligations under
                                         capital leases
                                         Repayment of                             (1,167,398)                  (439,026)
                                         long-term debt
                                         with related
                                         parties
                                         Proceeds from                                     -                  1,300,000
                                         long-term debt
                                         with related
                                         parties
                                         Issuance of                                       -                      2,009
                                         common stock and
                                         exercise of stock
                                         options
                                         Payments to                                       -                    (50,000)
                                         acquire common
                                         stock
                                         Repayments of                              (979,851)                  (148,492)
                                         long-term debt
                                         Preferred                                   (60,000)                   (60,000)
                                         dividend
                                         distributions
                                                                                ----------------           ----------------
                                                 Net cash provided by (used in)   (2,940,781)                   170,843
                                                  financing activities

                                                 Net increase in cash                580,022                    498,221

Cash at beginning                                                                    583,080                    818,883
of period

                                                                                =================         ==================
Cash at end of                                                                  $  1,163,102                  1,317,104
period
                                                                                =================         ==================




The accompanying notes are an integral part of these financial statements.


                            CUSA TECHNOLOGIES, INC.
                    Notes to Consolidated Financial Statements
                                  (Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of CUSA Technologies, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's latest report on Form 10-K for the year ended June 30, 1996. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of December 31, 1996 and its consolidated results of operations and cash flows for the six months ended December 31, 1996 and 1995. The results of operations for the three and six months ended December 31, 1996 may not be indicative of the results that may be expected for the year ending June 30, 1997.


(2) Liquidity

During the six months ended December 31, 1996, the Company incurred a loss from continuing operations of $823,835, incurred a net loss of $984,011, used cash in operating activities of $3,602,273 and at December 31, 1996 had a stockholders' deficit of $7,279,600. The losses have resulted in a violation of certain debt covenants with the Company's primary financial institution, which have been waived by the financial institution through September 30, 1996. The Company is negotiating to amend such covenants to conform to currently anticipated future operating results. During the second quarter of the fiscal year, management has partially implemented a plan to return the Company to profitable operations and a positive cash flow. As a result of the operations for the three months ended December 31, 1996, the Company had income from continuing operations of $122,639 and net income (including a loss on disposal of discontinued operations of $78,455) of $44,184. In the opinion of management, full implementation of these plans will permit the Company to meet its operating and debt cash requirements through the next year. The Company is subject to many uncertainties over which management has limited control, any one of which could adversely affect the Company's operating cash flow, and thus create cash flow problems for the Company. Subsequent to December 31, 1996 the Company agreed to sell 8.6 million shares of common stock for $8.0 million in cash to its Chairman and Chief Executive Officer. (See foot note 6).


(3) Discontinued Operations

In June 1996, the Board of Directors of the Company committed to dispose of the business and assets of the medical and commercial divisions. On July 2, 1996, the Company consummated an asset purchase agreement with Physician Computer Network, Inc. (PCN) whereby PCN agreed to acquire substantially all of the assets and assume certain liabilities of the medical and commercial divisions.

The medical and commercial divisions have been accounted for as discontinued operations, and accordingly, the results of their operations are segregated from continuing operations in the accompanying statements of operations. Revenue, operating costs and expenses, other income and expense, and income taxes of these divisions for the three and six months ended December 31, 1996 and 1995, have been reclassified as discontinued operations. No allocation of general corporate overhead has been made to discontinued operations related to these divisions.

In June 1996, upon adoption of the plan to dispose of the medical and commercial divisions, the Company recorded a provision for the estimated loss on the disposal of the divisions in the amount of $2,494,451 (net of income tax benefit of $-0-). This provision relates to the expected loss on the sale to PCN, net of disposal costs, severance benefits to division employees, certain occupancy costs under non-cancelable leases, and anticipated future losses related to assets and operations not sold to PCN until their ultimate disposition is completed. The estimation of the loss on the disposal of the divisions requires management to make estimates and assumptions that affect the reported amount of the loss on disposal. Actual results could differ from those estimates.
As such estimates are adjusted or as actual results occur, the adjustments to the estimates are reported in the current period as additional gain or loss on disposal. During the three and six month periods ended December 31, 1996, the Company recorded additional losses on the disposal of the divisions in the amount of $78,455 and $160,176, respectively, (net of income tax benefit of $-0-).

The remaining assets and liabilities related to the discontinued operations have been separately classified on the balance sheets as net assets (or net liabilities) of discontinued operations. A summary of these assets and liabilities as of December 31, 1996 is as follows:

         Assets:
           Trade accounts receivable, net                     $  140,453
           Prepaid expenses and other assets                     200,000
                                                                 -------
                  Total assets                                   340,453

         Liabilities:
           Customer deposits                                       50,491
           Liability for estimated loss on disposal               977,030
                  Total liabilities                             1,027,521

         Net liabilities of discontinued operations           $   687,072
                                                                =========


(4) Income (loss) per Share

Income or loss per common and common equivalent share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period, including common equivalent shares (if dilutive). Common equivalent shares include stock options, convertible preferred stock and convertible debt. Common equivalent shares are calculated on stock options and convertible debt only when the market price of the common stock obtainable has been in excess of the exercise price for substantially all of the three consecutive months ending with the last month of the period reported. No common stock equivalent shares related to stock options or convertible debt have been included in the earnings per share calculation for the three months ended December 31, 1996. No fully diluted loss per share has been reported for the six month period ending December 31, 1996, since the inclusion of such shares would be anti-dilutive. Income used in this calculation is reduced (loss is increased) by the dividends paid to preferred stockholders.


(5) Contingent Liabilities

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management and legal counsel, such matters will not have a material effect on the financial position or results of operations of the Company.



 (6)      Subsequent Event

Subsequent to December 31, 1996 the Company agreed to sell approximately 8.6 million shares of its common stock, representing 49% of the common stock to be outstanding after the completion of the sale, to its Chairman and Chief
Executive Officer for $8.0 million in cash. Approximately $3.8 million will be used to retire long-term debt, $2.0 million will be used to redeem the outstanding preferred stock and the remainder will be added to the working capital of the Company. The following unaudited condensed consolidated pro forma balance sheet as of December 31, 1996, represents an estimate of how the balance would have appeared if the transaction had occurred on that date. The above information was used to estimate the Pro forma adjustments listed below:

                                                                                                Pro forma
                                          Balance                                                 Balance
                                         December 31,              Pro forma                     December 31,
                                           1996                   Adjustments                      1996
                                      ------------------          -----------                   ------------

Assets                                $     13,528,791            2,000,000                     15,528,791
                                        ==============          ===========                     ============


Liabilities and Stockholders' Deficit:
   Liabilities                        $  20,808,391              (4,000,000)                    16,808,391
   Stockholders' Deficit               (  7,279,600)              6,000,000                     (1,279,600)
                                       ----------------        ------------                    ---------------

                                      $      13,528,791           2,000,000                     15,528,791
                                       ================        ============                    ===============

As of the date of this report the agreement had not been consummated. As a result the above estimated Pro forma adjustments may not represent the actual results of the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In June of 1994, the Company entered into the credit union software business through the acquisition of CUSA, Inc. ("CUSA") and the credit union software division of CUSA's largest distributor. From June of 1994 to July of 1995, the Company acquired all of the significant distributors of the CUSA software, some of which were distributors of software products in the medical and commercial open systems markets. In June of 1996, the Board of Directors voted to dispose of the business and assets of the Company's medical and commercial divisions through a sale of assets to Physician Computer Network, Inc. ("PCN"). With the divestiture of the medical and commercial divisions the Company plans to devote its resources primarily to the development and expansion of its credit union software business.

Net revenues

The Company's net revenues decreased 12.0 percent from $8,630,883 in the first quarter of fiscal 1996 to $7,577,392 in the first quarter of fiscal 1997 and 7.3 percent from $15,897,803 in first six months of fiscal 1996 to $13,767,393 in the first six months of fiscal 1997.

Revenues from hardware and software sales decreased 48.1 percent from $4,428,857 in the first quarter of fiscal 1996 to $2,758,924 in the first quarter of fiscal 1997 and 45.9 percent from $7,707,872 in the first six months of fiscal 1996 to $4,556,540 in the first six months of fiscal 1997. The decrease in system revenues was the result of increased management focus on the profitability of system sales and the increase in the lead times for procuring certain components of hardware from the Company's major hardware vendor, both of which increased the length of sales cycle for new systems sales. As would be expected, the Company's backlog for hardware/software deliveries increased from approximately $1,100,000 at December 31, 1995 to approximately $2,200,000 at December 31, 1996. Additionally, revenues from system sales in the Company's rental division were significantly less in the first and second quarters of 1997 when compared to 1996.

Revenues from support, maintenance and other services increased 18.6 percent from $3,932,889 in the first quarter of fiscal 1996 to $4,566,848 in the first quarter of fiscal 1997 and 21.5 percent from $7,704,380 in the first six months of fiscal 1996 to $8,777,740 in the first six months of fiscal 1997. The increase was due to increased sales of the Company's statement processing services and the addition of software and hardware maintenance accounts through new system sales.

Revenues are derived from computer system sales, hardware maintenance and software support, and the sale of products which are related to the Company's core computer systems such as statement printing, disaster recovery, and microfiche services.

Gross margin

The hardware and software gross margin increased from 51.9 percent in the first quarter of fiscal 1996 to 59.9 percent in the first quarter of fiscal 1996 and from 54.3 percent in the first six months of fiscal 1996 to 58.2 percent in the first six months of fiscal 1997. In the same period, the gross margin from support, maintenance and other services revenue decreased from 39.0 percent in the first quarter of fiscal 1996 to 37.8 percent in the first quarter of fiscal 1997 and from 40.2 percent in the first six months of fiscal 1996 to 36.2 percent in the first six months of fiscal 1997. The increases in the hardware and software gross margin are primarily attributable to increased management emphasis on the profitability of systems shipped in 1997. The decreases, in the first and second quarters of fiscal 1997, in the gross profit margin from support, maintenance and other services revenue are due to decreased software and hardware sales, resulting in a decrease in the amount of revenue to cover the fixed costs of the Company's installation and training departments, increased software support costs from the build up of support resources for the Reliance product, and increased lower margin statement processing services as a percentage of support, maintenance and other services. Costs of goods sold consist of the cost of hardware and software purchased for resale, the amortization of capitalized software development costs, and the expense of supporting and installing the systems sold.

Product development costs

Product development costs include funds used for research and development, system operational error fixes and maintenance software upgrades. As expected, product development costs increased from $257,132 in the first quarter of fiscal 1996 to $692,174 in the first quarter of fiscal 1997 and from $545,588 in the first six months of fiscal 1996 to $1,293,993 in the first six months of fiscal 1997. The increase reflects the Company's commitment to continue to improve current products and to invest in the development of new products, with an increased emphasis on research and development, which is expensed in the period incurred, over capitalized expenditures.

Selling, general and administrative costs

The selling, general, and administrative expenses for the Company decreased 22.7 percent from $3,336,583 in the first quarter of fiscal 1996, to $2,579,527 in the first quarter of fiscal 1997 and 16.0 percent from $6,319,264 in the first six months of fiscal 1996 to $5,306,031 in the first six months of fiscal 1997. This decrease was due to the reduction, in the first and second quarters of fiscal 1997, of selling and general corporate overhead expenses and the elimination of the amortization of goodwill, which was written off as a nonrecurring charge in fiscal fiscal 1996. These expense reductions have been achieved through the gradual reduction of overhead and administrative personnel. Although the Company believes that continued efforts will result in additional redirections of selling, general and administrative expenses in the remainder of fiscal fiscal 1997, no assurance can be given that such efforts will be successful.

Interest and income tax expense

Interest expense increased 42.4 percent in the first quarter of fiscal 1997 when compared to the first quarter of fiscal 1996 and 67.0 percent in the first six months of fiscal 1997 when compared to the first six months of fiscal 1996. The increase was due primarily to an increase in average debt outstanding. In the third quarter of fiscal 1997, the Company expects interest expenses to decrease as long term obligations are retired with the capital received from the scheduled private placement of the Company's common stock (see ITEM. 5 OTHER INFORMATION).

Income tax expense was $200,878 in the first quarter of fiscal 1996 (resulting in an effective tax rate of 56.1 percent) compared to a tax expense of zero in the first quarter of fiscal 1997. In the first six months of fiscal 1996 income tax expense was $335,749 (resulting in an effective tax rate of 61.1 percent) compared to a tax expense of zero in the first six months of fiscal 1997. The difference in the tax expense is due to the losses incurred in the first and second quarters of fiscal 1997, for which no income tax benefit has been recorded.

Discontinued Operations

In June of 1996, the Company adopted a plan to dispose of the assets of its medical and commercial software divisions (the "Discontinued Operations"). The liability for the estimated loss on the disposal of the Discontinued Operations was established in June of 1996. The disposal of the assets of the Discontinued Operations (except those assets related to the medical records software) was completed on July 2, 1996. No material adjustments to the estimated loss on disposal previously provided for in June of 1996 are currently anticipated. The losses from discontinued operations in the first quarter and the first six months of fiscal 1997 of $78,455 and $160,176 reflect the operating results of the Discontinued Operations prior to their disposal.

Capital Resources and Liquidity

At December 31, 1996, the Company had current assets of $6,677,419 and current liabilities of $18,219,035. The current liabilities include $5,999,210 of deferred revenue which primarily represents billings for services to be provided over the remaining term of software and hardware maintenance contracts (generally one year).

The Company has a term loan in the original principal amount of $1,700,000 ($1,525,461.51 as of December 31, 1996), which matures December 1, 2006, bears interest at a rate of 9.75% per annum, and is secured, primarily, by a trust deed on the Company's real property located in Sparks, Nevada.

The Company has a second term loan in the original principal amount of $300,000 ($196,756.84 as of December 31, 1996) matures December 2, 1999, bears interest at 9.75% per annum, and is secured primarily by a trust deed on the Company's real property located in Sparks, Nevada. Additionally, the Company has an equipment loan (the "Equipment Loan") and a line of credit (the "Line of Credit") with its principal bank. The Equipment Loan in the original aggregate amount of $1,481,023 ($834,435.99 as of December 31, 1996) matures on September 1, 1997, bears interest at a rate of prime plus 1.5% and is secured by a first lien on all assets purchased with the proceeds of the loan plus accounts receivable and inventory. The Line of Credit, which had a maximum availability of $1,128,063 as of December 31, 1996 (of which $229,017.04 was advanced as of December 31, 1996), is secured by accounts receivable, inventory, general intangibles and a trust deed on real estate, bears an interest rate of prime plus one and one half percent, and matures in February of 1997.

From June 20, 1995 to October 6, 1995, the Company received $1,450,000 pursuant to the issuance of debentures (the "Debentures") to an entity controlled by an officer, director and major shareholder of the Company. The Debentures, which are due June 30, 1998, are convertible into shares of the Company's common stock at the discretion of the holder at a rate of $3.50 per share through June 1996 and $4.00 per share through June 30, 1998, and bear an interest rate of 8 percent per annum, payable quarterly. In December of 1994, the Company was advanced $995,000 from certain individual investors through a loan company which is affiliated with an officer, director and major shareholder of the Company pursuant to a subordinated line of credit (the "Subordinated Line") which is secured by accounts receivable. The Equipment Loan, the Line of Credit, the Subordinated Line, and the Debentures will be retired in the third quarter of fiscal 1997 with funds received pursuant to the Purchase and Sale Agreement (see
ITEM 5 OTHER INFORMATION).

On July 2, 1996 the Company sold its medical and commercial divisions to PCN for $10,100,000 cash and the assumption of certain related liabilities. Of the purchase price, $200,000 had not been received as of February 7, 1997 and will be paid to the Company upon the delivery of certain assets which are currently subject to a court order restricting such transfer pending the settlement of certain judgments

The Company anticipates that these financing sources, together with cash flow from operations, will be sufficient to permit it to meet its cash requirements through at least December 31, 1997.

In fiscal 1996, the Company recorded nonrecurring charges of approximately $7 million in connection with the revaluation of certain balance sheet intangible assets and the accrual of restructuring costs. Also in fiscal 1996, the Company recorded a combined loss from disposal and from discontinued operations of $7.6 million. As a result of these nonrecurring charges and the losses from continuing operations in fiscal 1996 and the first quarter of fiscal 1997, retained earnings decreased from $.8 million at June 30, 1995 to a $16.8 million accumulated deficit at June 30, 1996 and further decreased to a $17.8 million accumulated deficit as of December 31, 1996, resulting in a shareholders' deficit of $7.3 at December 31, 1996. This deficit will be reduced by approximately $6,000,000 upon the receipt of the $8,000,000 in cash from the private placement, of which $2,000,000 will be used to redeem the Company's 1994 Series Preferred Stock in accordance with the Purchase and Sale Agreement (see
ITEM 5. OTHER INFORMATION).

                                          PART II
                                     OTHER INFORMATION


ITEM 3. LEGAL PROCEEDINGS

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management and in-house legal counsel, the ultimate resolution of these matters will not have a material effect on the financial position or results of operations of the Company.


ITEM 5.  OTHER INFORMATION

On January 24, 1997 the Company entered into a Purchase and Sale Agreement (the "Agreement") whereby it agreed to sell on February 10, 1997 at the offices of the Company or at such other time and place as mutually agreed upon by the parties, approximately 8.6 million shares of its common stock, representing 49% of the common stock to be outstanding after the completion of the sale, to its Chairman and Chief Executive Officer (the "Investor") for $8.0 million in cash. In accordance with the terms of the Agreement, the cash received will be used to retire the Equipment Loan, the Line of Credit, the Debentures, and the Subordinated Line and to redeem the outstanding 1994 Series Preferred Stock. The remaining cash, approximately $2.0 million, will be added to the working capital of the Company. The transaction was negotiated between the CEO and an independent committee of the Board of Directors.

Also pursuant to the Agreement, the Investor will surrender approximately 1,208,400 five year options to purchase shares of the Company's common stock at prices from $1.50 to $5.00 in exchange for the grant of 1,000,000 five year options to purchase the Company's common stock at $1.00 per share for the first year, with the option price increasing by $.25 each year on the anniversary date of the grant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

The following exhibits are included as part of this report:

Exhibit              SEC Ref
Number               Number             Title of Document
-------              -------           -------------------

10.53                  10              Stock Purchase and Sale Agreement

27.1                   27              Financial Data Schedule


(b)   Reports on Form 8K.

                            None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934 as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  February 12, 1997


CUSA Technologies, Inc.



------------------------------------------------------
D. Jeff Peck, Principal Accounting Officer