Form 10-Q
period 1997-03-31
CUSA TECHNOLOGIES INC
filed 1997-05-15
CIK 818073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                       Commission File Number: 33-15370-D
                                   -----------

                             CUSA Technologies, Inc.
          ------------------------------------------------------------
             (Exact name of the registrant as specified in charter)

                       Nevada                   87-0439511
          ---------------------------- -------------------------------
              State of Incorporation     IRS Identification Number

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

                             Yes _______ No ________


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 1997 the Issuer had 15,404,204 shares of its common stock, par value $0.001 per share, issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CUSA Technologies, Inc. (the "Company"), has included the consolidated balance sheets of the Company and its subsidiaries as of March 31, 1997 (unaudited) and June 30, 1996 (the end of the Company's most recent fiscal year), the unaudited consolidated statements of operations for the three months ended March 31, 1997 and 1996 and the unaudited consolidated statements of operations and cash flows for the nine months ended March 31, 1997 and 1996, together with unaudited condensed notes thereto .

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

                           "CUSA TECHNOLOGIES, INC."
                          Consolidated Balance Sheets


                                                                   (Unaudited)
                                                                     March 31,   June 30,
                                                                       1997        1996
                         Assets                                    -----------  ---------
                         ------
Current Assets:
        Cash                                                    $      896,962    583,080
        "Trade accounts receivable, net of allowance for"
                doubtful accounts                                    3,118,693  2,666,345
        Inventories                                                    386,763    140,402
        Prepaid expenses and other assets                              176,763    422,029
        Net assets of discontinued operations                             --    5,627,221
                                                                   -----------  ---------
                Total current assets                                 4,579,181  9,439,077

Property and equipment :
        Leasehold Improvements                                         143,863    13,808
        "Furniture, fixtures and equipment"                          2,899,754  2,463,946
        Other                                                          673,480    668,405
                                                                   -----------  ---------
                Total property and equipment                         3,717,097  3,272,159

        Less accumulated depreciation and amortization               1,418,477    933,428
                                                                   -----------  ---------
                Net property and equipment                           2,298,620  2,338,731

"Equipment under capital lease obligations, net"                       299,726    233,816

Receivables from related parties                                       359,069    362,849

"Software development and acquisition costs, net"                    1,524,486  1,398,510

Other assets                                                           133,921    208,178
                                                                   -----------  ---------
                                                            $        9,195,003 13,981,161
                                                                   ===========  =========

The accompanying notes are an integral part of these financial statements.

                           "CUSA TECHNOLOGIES, INC."
                          Consolidated Balance Sheets

                                                                                          (Unaudited)
                                                                                            March 31,             June 30,
                                                                                              1997                  1996
                                                                                       --------------         ------------
                     Liabilities and Stockholders' Deficit
                     -------------------------------------
Current liabilities:
        Line of credit with bank                                                         $       --                891,022
        Current installments of long-term debt                                                 36,183            1,446,930
        Current installments of obligations under capital leases                              210,598              205,888
        Accounts payable                                                                    1,472,828            3,600,904
        Accrued liabilities                                                                 1,407,281            3,309,086
        Customer deposits                                                                     984,951            1,690,973
        Income taxes payable                                                                   10,657               18,081
        Payables to related parties                                                              --              1,167,398
        Net liabilities of discontinued operations                                            437,206                 --
        Deferred revenue                                                                    5,785,121            4,816,596
                                                                                       --------------         ------------
                Total current liabilities                                                  10,344,825           17,146,878

Long-term debt with related parties                                                              --              2,445,000

"Long-term debt, excluding current installments"                                                 --                430,894

"Obligations under capital leases,  excluding current installments"                           147,023              193,977
                                                                                       --------------         ------------
                Total liabilities                                                          10,491,848           20,216,749

Commitments and contingent liabilities                                                           --                   --

Stockholders' deficit:
        "Series A convertible preferred stock, $.001  par value;"
                "authorized 1,500,000 shares; issued and outstanding 1,000,000 shares"          1,000                1,000
        "Common stock,  $.001 par value; authorized 25,000,000 shares;"
                "issued and outstanding 15,404,204 shares at March 31, 1997 and"
                "8,916,438 shares at June 30, 1996"                                            15,404                8,916
        Additional paid-in capital                                                         16,523,820           10,530,308
        Accumulated deficit                                                               (17,837,069)         (16,775,812)
                                                                                       --------------         ------------
                Total stockholders' deficit                                                (1,296,845)          (6,235,588)
                                                                                       --------------         ------------
                                                                                   $        9,195,003           13,981,161
                                                                                       ==============         ============

The accompanying notes are an integral part of these financial statements.

                           "CUSA TECHNOLOGIES, INC."
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                                Three months ended            Nine months ended
                                                                                    March 31,                     March 31,
                                                                      ------------------------------   --------------------------
                                                                              1997            1996           1997           1996
                                                                      --------------    ------------   -----------   ------------
Net revenues:
        Hardware and software sales                               $       2,451,019       2,495,118      6,719,816      9,485,987
        "Support, maintenance and other services"                         5,148,774       4,894,056     13,526,985     12,214,546
        Other revenue                                                       103,562         104,747        366,920        314,749
                                                                      --------------------------------------------   ------------
                Total revenues                                            7,703,355       7,493,921     20,613,721     22,015,282
                                                                      --------------------------------------------   ------------
Cost of goods sold and other direct costs:
        Hardware and software                                               932,440       1,210,440      2,685,106      4,299,813
        "Support, maintenance and other services"                         3,392,435       2,843,004      8,762,810      7,238,754
        Other                                                                63,035          47,554        216,670        121,316
                                                                      --------------------------------------------   ------------
                Total cost of goods sold and other direct costs           4,387,910       4,100,998     11,664,586     11,659,883
                                                                      --------------------------------------------   ------------
                Gross profit                                              3,315,445       3,392,923      8,949,135     10,355,399

Product development costs                                                   614,707         120,385      1,702,435        611,460
"Selling, general and administrative  expenses"                           1,740,648       3,437,466      6,713,527      9,351,110
                                                                      --------------------------------------------   ------------
                Operating income (loss)                                     960,090        (164,928)       533,173        392,829

Other income (expense):
        Interest expense                                                    (26,019)        (98,055)      (220,907)      (242,544)
        "Other, net"                                                        (28,719)        (67,186)       (29,305)       (43,034)
                                                                      --------------------------------------------   ------------
                Income (loss) from continuing operations
                     before income taxes                                    905,352        (330,169)       282,961        107,251

Income tax expense (benefit)                                                     --         (87,236)            --        167,763
                                                                      --------------------------------------------   ------------
Income (loss) from continuing operations                                    905,352        (242,933)       282,961        (60,512)

"Loss from discontinued operations, net of income taxes"                   (108,687)     (1,231,763)      (310,132)    (1,347,536)

"Loss from disposal of discontinued operations,"
        net of income taxes                                                (783,908)             --       (944,083)            --
                                                                      --------------------------------------------   ------------
                Net Income (loss)                                   $        12,757      (1,474,696)      (971,254)    (1,408,048)
                                                                      ============================================   ============
Income (loss) per common and common equivalent share:
        Primary
                From continuing operations                          $          0.08           (0.03)          0.02          (0.02)
                From discontinued operations                        $         (0.08)          (0.14)         (0.04)         (0.16)
        Fully Diluted
                From continuing operations                          $          0.06           (0.04)          0.01          (0.02)
                From discontinued operations                        $         (0.06)          (0.14)         (0.08)         (0.16)

Weighted average common and common equivalent shares:
        Primary                                                          11,224,024       8,775,494      9,675,264      8,653,093
        Fully Diluted                                                    15,404,204       8,775,494     15,404,204      8,653,093


The accompanying notes are an integral part of these financial statements.

                            CUSA TECHNOLOGIES, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                          Nine months ended March 31,

                                                                                                     1997           1996
                                                                                               ------------    -----------
Cash flows from operating activities:
Income (loss) from continuing operations                                                         $ 282,961        (60,512)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
                Depreciation and amortization                                                      817,419      1,466,087
                Provision for doubtful accounts                                                     83,867         48,162
                Net change in current assets and liabilities:
                        Trade accounts receivable                                                 (536,215)    (1,570,935)
                        Inventories                                                               (246,361)        92,402
                        Prepaids expenses and other assets                                          24,266       (156,396)
                        Accounts payable and accrued liabilities                                (4,029,883)     1,318,050
                        Customer deposits                                                         (706,022)      (187,084)
                        Income taxes payable                                                       (74,240)        28,792
                        Deferred income taxes                                                           --       (456,067)
                        Deferred revenue                                                           968,525        987,179
                                                                                               ------------   ------------
                        Net cash provided by (used in) continuing operating activities          (3,127,868)     1,509,678
Net cash provided by (used in) discontinued operations                                             974,248       (289,567)
                                                                                               ------------   ------------
                        Net cash provided by (used in) operating activities                     (2,153,620)     1,220,111

Cash flows from investing activities:
                Software development costs                                                        (41,003)      (717,097)
                Capital expenditures                                                              (557,192)    (1,340,270)
                Advances to related parties                                                          3,780             --
                Decrease in other assets                                                            74,257        (96,163)
                Net cash provided by (used in) investing activities of discontinued operations   7,232,630       (973,444)
                                                                                               ------------   ------------
                        Net cash provided by (used in) investing activities                      6,341,472      (3,126,974)

Cash flows from financing activities:
                Net borrowings under lines of credit                                              (891,022)     1,012,877
                Repayments of obligations under capital leases                                    (160,809)      (166,805)
                Repayment of long-term debt with related parties                                (1,167,398)            --
                Reduction of payables to related parties                                                --       (893,265)
                Proceeds from long-term debt with related parties                                       --      1,300,000
                Proceeds from long-term debt                                                            --        600,000
                Net borrowings under capital lease obligations                                     118,565             --
                Issuance of common stock and exercise of stock options                           6,000,000          2,818
                Payments to acquire common stock                                                        --        (75,500)
                Repayments of long-term debt                                                    (4,286,640)      (339,029)
                Net cash used in financing activities of discontinued operations                (3,396,666)      (132,273)
                Preferred dividend distributions                                                   (90,000)       (90,000)
                                                                                               ------------   ------------
                        Net cash provided by (used in) financing activities                     (3,873,970)     1,218,823

                        Net increase (decrease) in cash                                            313,882       (688,040)

Cash at beginning of period                                                                        583,080        818,883
                                                                                               ------------   ------------
Cash at end of period                                                                            $ 896,962        130,843
                                                                                               ============   ============

The accompanying notes are an integral part of these financial statements

                            CUSA TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of CUSA Technologies, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's latest report on Form 10-K for the year ended June 30, 1996. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of March 31, 1997 and its consolidated results of operations and cash flows for the nine months ended March 31, 1997 and 1996. The results of operations for the three and nine months ended March 31, 1997 may not be indicative of the results that may be expected for the year ending June 30, 1997.


(2) Liquidity

During the nine  months  ended  March 31,  1997,  the  Company  had income  from
continuing   operations  of  $282,961,   incurred  a  net  operating  loss  from
discontinued operations of $310,132, a loss on disposal of discontinued operations of $944,083, used cash in operating activities of $2,153,620 and at March 31, 1997 had a stockholders' deficit of $1,296,845. These losses have also resulted in violations of certain debt covenants with the Company's primary financial institution, which had been waived by the financial institution through September 30, 1996. The Company has been negotiating to amend such covenants to conform to currently anticipated future operating results. Management has begun to implement plans to return the Company to profitable operations and a positive cash flow. During the three months ended March 31, 1997, the Company had income from continuing operations of $905,352 and a net income (including a combined loss on disposal of discontinued operations and loss from discontinued operations of $892,595) of $12,757. In the opinion of management, full implementation of these plans will permit the Company to meet its operating and debt cash requirements, at least through the next year. The Company is subject to many uncertainties over which management has limited control, any one of which could adversely affect the Company's operating cash flows, and thus create cash flow problems for the Company. In January of 1997, the Company agreed to sell 8.6 million shares of common stock for $8.0 million in cash to its Chairman and Chief Executive Officer. During February of 1997, the Company received $6.0 million of the commitment. (See foot note 6).

(3) Discontinued Operations

     (a)  Medical and Commercial Divisions

         In June 1996, the Board of Directors of the Company committed to dispose of the business and assets of the medical and commercial divisions. On July 2, 1996, the Company consummated an asset purchase agreement with Physician Computer Network, Inc. (PCN) whereby PCN agreed to acquire substantially all of the assets and assume certain liabilities of the medical and commercial divisions.

         In June 1996, upon adoption of the plan to dispose of the medical and commercial divisions, the Company recorded a provision for the estimated loss on the disposal of the divisions in the amount of $2,494,451 (net of income tax benefit of $-0-). This provision relates to the expected loss on the sale to PCN, net of disposal costs, severance benefits to division employees, certain occupancy costs under non-cancelable leases, and anticipated future losses related to assets and operations not sold to PCN until their ultimate disposition is completed. The estimation of the loss on the disposal of the divisions requires management to make estimates and assumptions that affect the reported amount of the loss on disposal. Actual results could differ from those estimates. As such estimates are adjusted or as actual results occur, the adjustments to the estimates are reported in the current period as additional gain or loss on disposal. During the three and nine month periods ended March 31, 1997, the Company recorded additional losses on the disposal of the divisions in the amount of $783,908 and $944,083 respectively, (net of income tax benefit of $-0-).

     (b)  Rental Software and Real-estate Rental Divisions

         In March of 1997, the Board of Directors of the Company committed to dispose of the business and assets of the Rental software and Real-estate rental divisions. A gain on disposal of these divisions is anticipated, but has not been recognized in the accompanying financial statements, such gain will be recognized when realized. The consummation of the disposals is expected during the quarter ending June 30, 1997. The Company recorded a net loss from these discontinued operations for the three month and nine month periods ending March 31, 1997 of $108,687 and $310,132, respectively, net of income taxes of $-0- in the accompanying consolidated statements of operations under the caption Loss from discontinued operations, net of income taxes.

     The medical, commercial, rental software, and real-estate rental divisions have been accounted for as discontinued operations, and accordingly, the results of their operations are segregated from continuing operations in the accompanying statements of operations. Revenue, operating costs and expenses, other income and expense, and income taxes of these divisions for the three and nine month periods ended March 31, 1997 and 1996, have been reclassified as discontinued operations. No allocation of general corporate overhead has been made to discontinued operations related to these divisions.

     Summary operating results of discontinued operations for the medical, commercial, rental software, and real-estate rental divisions for the nine months ending March 31, 1997 and 1996 are as follows:

                                                         1997           1996
                                                    -----------      ----------
         Revenues                                $    1,437,382      13,016,663
                                                    ===========      ==========

         Gross Profit                            $       750,473      5,700,226
                                                    ============     ==========

         Loss before income taxes                $     (310,132)     (1,818,105)

            Income tax benefit                   $           -0-        470,569
                                                    -------------     ----------

         Loss from discontinued operations       $      (310,132)    (1,347,536)
                                                    =============     ==========


The remaining assets and liabilities related to the discontinued operations have been separately classified on the balance sheets as net assets (or net liabilities) of discontinued operations. A summary of the net liabilities as of March 31, 1997 is as follows:

         Assets:
           Trade accounts receivable, net                      $     327,760
            Other receivables                                        200,000
            Inventory                                                 27,064
            Prepaid expenses and other assets                         29,281
            Software development costs, net                           95,938
            Fixed assets, net                                      2,043,068
                                                                   ---------

                  Total assets                                     2,723,111
                                                                   ---------

         Liabilities:
           Accounts Payable and accrued liabilities                  205,575
           Customer deposits                                          28,682
            Liability for estimated loss on disposal                 972,090
            Deferred revenue                                         258,069
            Notes payable                                          1,683,542
            Obligation under capital lease                            12,359
                                                                  ----------

                     Total liabilities                             3,160,317
                                                                  ----------
         Net liabilities of discontinued operations           $      437,206
                                                                  ==========

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


(6)   Stock Purchase Agreement

In January of 1997, the Company agreed to sell approximately 8.6 million shares of its common stock, representing 49% of the common stock to be outstanding after the completion of the sale, to its Chairman and Chief Executive Officer for $8.0 million in cash. During the quarter ending March 31, 1997, the Company received $6.0 million of the $8.0 million commitment. The Company used approximately $4.3 million of the proceeds to retire long-term debt during the quarter ending March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In June of 1994, the Company entered into the credit union software business through the acquisition of CUSA, Inc. ("CUSA") and the credit union software division of CUSA's largest distributor. From June of 1994 to July of 1996, the Company acquired all of the significant distributors of the CUSA software, some of which were distributors of software products in the medical and commercial open systems markets. In June of 1996, the Board of Directors voted to dispose of the business and assets of the Company's medical and commercial divisions through a sale of assets to Physician Computer Network, Inc. ("PCN"). On March 27, 1997, the Board of Directors voted to dispose of the business and the assets of the Company's rental software division and to approve a sale of the Company's commercial rental property to an officer and shareholder of the Company. The divestiture of the medical, commercial, and rental software divisions and the sale of the commercial real property have been part of the Company's plan to devote its resources to the development and expansion of its credit union software business.

Third quarter and first nine months of fiscal 1997 compared to the third quarter and first nine months of fiscal 1996

Net revenues

Net revenues are derived from hardware and software sales, hardware maintenance and software support services, and sales of products and services which are related to the Company's computer systems such as credit union statement printing, disaster recovery, and microfiche services.

The Company's net revenues increased 2.8 percent from $7,493,921 in the third quarter of fiscal 1996 to $7,703,355 in the third quarter of fiscal 1996 and decreased 6.4 percent from $22,015,282 in first nine months of fiscal 1997 to $20,613,721 in the first nine months of fiscal 1997.

Revenues from hardware and software sales decreased 1.8 percent from $2,495,118 in the third quarter of fiscal 1996 to $2,451,019 in the third quarter of fiscal 1997 and 29.2 percent from $9,485,987 in the first nine months of fiscal 1996 to $6,719,816 in the first nine months of fiscal 1997. The decrease in hardware and software sales in first nine months of the fiscal year was the result of increased management focus in the first and second quarters of the fiscal year on the profitability over the volume of hardware and software sales shipped in the fiscal year.

Revenues from support, maintenance and other services increased 5.2 percent from $4,849,056 in the third quarter of fiscal 1996 to $5,148,774 in the third quarter of fiscal 1997 and 10.7 percent from $12,214,546 in the first nine months of fiscal 1996 to $13,526,985 in the first nine months of fiscal 1997. The increase was due to increased sales of the Company's statement processing services and the addition of software and hardware maintenance accounts through new system sales.

Other revenues did not vary significantly in the periods reported.

Gross margin

Costs of goods sold consist of the cost of hardware and software purchased for resale, the amortization of capitalized software development costs, the expense of installing and training the customer to use the Company's computer systems and the expense of providing support and maintenance services to users of the Company's products.

The hardware and software gross margin increased from 51.5 percent in the third quarter of fiscal 1996 to 62.0 percent in the third quarter of fiscal 1997 and from 54.7 percent in the first nine months of fiscal 1996 to 60.0 percent in the first nine months of fiscal 1997. In the same period, the gross margin from support, maintenance and other services revenue decreased from 41.9 percent in the third quarter of fiscal 1996 to 34.1 percent in the third quarter of fiscal 1997 and from 40.7 percent in the first nine months of fiscal 1996 to 35.2 percent in the first nine months of fiscal 1997. The increases in the hardware and software gross margin are primarily attributable to increased management emphasis on the profitability of orders over the volume of orders written and shipped in fiscal 1997 and an increase in software as a percentage of hardware & software sales in the third quarter and first nine months of fiscal 1997 when compared with the same periods in fiscal 1996. The decreases, in the first and second quarters of fiscal 1997, in the gross profit margin from support, maintenance and other services revenue are due to decreased software and hardware sales, resulting in a decrease in the amount of revenue to cover the fixed costs of the Company's installation and training departments, increased software support expenditures to build up resources for software support, and increased lower margin statement processing services as a percentage of support, maintenance and other services

Product development costs

Product development costs include funds used for research and development, system operational error fixes and maintenance software upgrades. As expected, product development costs increased from $120,385 in the third quarter of fiscal 1996 to $614,707 in the third quarter of fiscal 1997 and from $611,460 in the first nine months of fiscal 1996 to $1,702,435 in the first nine months of fiscal 1997. The increase reflects the Company's commitment to continue to improve current products and to invest in the development of new products, with an increased emphasis on research and development, which is expensed in the period incurred, over capitalized expenditures.

Selling, general and administrative costs

The selling, general, and administrative expenses for the Company decreased 49.4 percent from $3,437,466 in the third quarter of fiscal 1996, to $1,740,648 in the third quarter of fiscal 1997 and 28.2 percent from $9,351,110 in the first nine months of fiscal 1996 to $6,713,527 in the first nine months of fiscal 1997. This decrease was due to the reduction, over the first nine months of fiscal 1997, of selling and general corporate overhead expenses and the elimination of the amortization of goodwill, which was written off as a nonrecurring charge in fiscal 1996. These expense reductions have been achieved through the gradual reduction of overhead and administrative personnel.

Interest and income tax expense

Interest expense decreased 73.5 percent in the third quarter of fiscal 1997 when compared to the third quarter of fiscal 1996 and 8.9 percent in the first nine months of fiscal 1997 when compared to the first nine months of fiscal 1996. The decreases were due to the retirement, in the first quarter of fiscal 1997, of certain interest-bearing related party obligations and, in the third quarter of fiscal 1997, of approximately $4.3 million of long term obligations. The Company anticipates an additional reduction of interest expense to result from the retirement of a term loan upon the completion of the proposed sale of the Company's commercial rental property to an officer and shareholder of the Company (see ITEM. 5. OTHER INFORMATION).

Income tax expense was zero in the third quarter of fiscal 1997 compared to a recorded tax benefit of $87,236 in the third quarter of fiscal 1996. In the first nine months of fiscal 1997 income tax expense was zero compared to a tax expense of $167,763 (resulting in an effective tax rate of 156.4%) in the first nine months of fiscal 1996. The difference in the tax expense is due to the losses incurred in the first and second quarters of fiscal 1997, for which no income tax benefit has been recorded, and the loss incurred in the third fiscal quarter of 1996. .

Discontinued Operations

In June of 1996, the Company adopted a plan to dispose of the assets of its medical and commercial software divisions (the "1996 Discontinued Operations"). The liability for the estimated loss on the disposal of the 1996 Discontinued Operations was established in June of 1996. The disposal of the assets of the 1996 Discontinued Operations (except those assets related to the medical records software) was completed on July 2, 1996. In the third quarter of fiscal 1997, it was determined that the costs to dispose of the 1996 Discontinued Operations would exceed the original estimates. The excess costs are primarily the result of the Company's failure to find a buyer for the medical records software division and consist primarily of employee severance and customer settlements. As a result, the Company accrued additional expenses associated with the disposal of the 1996 Discontinued Operations of $783, 908 for the third quarter of fiscal 1997 and 944,083 for the first nine months of fiscal 1997. No additional, material adjustments to the estimated loss on disposal of the 1996 Discontinued Operations are currently anticipated.

The losses from discontinued operations in the third quarter and first nine months of fiscal 1996 of $1,231,763 and $1,347,536, respectively, reflect the net operating results of the 1996 Discontinued Operations, and the rental software and commercial rental property divisions (the "1997 Discontinued Operations") prior to their disposal. The losses in the third quarter and the first nine months of fiscal 1997 of $108,687 and $310,132, respectively, reflect the net operating results of the 1997 Discontinued Operations.

Capital Resources and Liquidity

At March 31, 1997, the Company had current assets of $4,579,818 and current liabilities of $10,344,825. The current liabilities include $5,785,121 of deferred revenue which primarily represents billings for services to be provided over the remaining term of software and hardware maintenance contracts (generally one year).

The Company has a term loan in the original principal amount of $1,700,000, which matures December 1, 2006, bears interest at a rate of 9.75% per annum, and is secured, primarily, by a trust deed on the Company's commercial rental property located in Sparks, Nevada. Management anticipates the retirement of this loan in the fourth quarter of fiscal 1997 upon the completion of the planned sale of the commercial rental property to an officer and shareholder of the Corporation.

On July 2, 1996 the Company sold its medical and commercial divisions to PCN for $9,450,000 cash and the assumption of certain related liabilities. Of the purchase price, $150,000 had not been received as of May 14, 1997 and will be paid to the Company upon the delivery of certain assets which are currently subject to a court order restricting such transfer pending the settlement of certain judgments.

In February of 1997, pursuant to a Purchase and Sale Agreement the Company sold approximately 8.6 million shares of its common stock, par value .001, to a director, officer and shareholder of the Company (the "Purchaser) for $8,000,000 at a price of $0.975 per share. To date, the Company has issued 6,153,846 shares of common stock in exchange for $6,000,000, of which approximately $4.3 million was used to retire certain long term obligations. The Company expects to receive the remaining $2,000,000 before the end of the 1997 fiscal year. When received the $2,000,000 will be used by the Company to redeem all of the Company's 1994 Series Preferred Stock as required by the Purchase and Sale Agreement.

The Company anticipates that these financing sources, together with cash flow from operations, will be sufficient to permit it to meet its cash requirements through the coming year.

In fiscal 1996, the Company recorded nonrecurring charges of approximately $7 million in connection with the revaluation of certain balance sheet intangible assets and the accrual of restructuring costs. Also in fiscal 1996, the Company recorded a combined loss from disposal and from discontinued operations of $7.6 million. As a result of these nonrecurring charges and the losses from continuing operations in fiscal 1996, the Company's retained earnings decreased from $.8 million at June 30, 1996 to a $16.8 million accumulated deficit at June 30, 1996 and further decreased to a $17.8 million accumulated deficit as of March 31, 1997.

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


ITEM 5.  OTHER INFORMATION

Purchase and Sale Agreement

On January 24, 1997 the Company entered into a Purchase and Sale Agreement (the "Agreement") whereby it agreed to sell on February 10, 1997 at the offices of the Company or at such other time and place as mutually agreed upon by the parties, approximately 8.6 million shares of its common stock, representing 49% of the common stock to be outstanding after the completion of the sale, to its Chairman and Chief Executive Officer (the "Investor") for $8.0 million in cash. In February of 1997 the Company received $6,000,000, approximately $4.3 million of which was used to retire long term debt. It is anticipated that the remaining $2,000,000 will be received in fiscal 1997. When received, the $2,000,000 will be used by the Company to redeem all of the Company's 1994 Series Preferred Stock as required by the Agreement.


Rental Division

On March 27, 1997, the Board of Directors of the Company voted to sell the Company's Rental Software Division to an employee and shareholder of the Company (the "Buyer")for $400,000. The purchase price will be paid over three years, and will be secured by the assets of the Rental Software Division, a personal guarantee and 200,000 of the Buyer's common stock of the Company. The transaction is subject to, among other conditions, the negotiation and execution of a final purchase agreement by the parties.

Commercial Rental Property

On March 27, 1997, the Board of Directors of the Company voted to sell the Company's commercial rental property located in Sparks, Nevada for the appraised price of $3,125,000 less commissions and fees. The completion of the sale is subject to the negotiation and execution of a final purchase and sale agreement by the parties.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

The following exhibits are included as part of this report:

Exhibit           SEC Ref
Number             Number                  Title of Document
-------           -------                 -------------------

                  None.

(b)   Reports on Form 8K.

                  None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934 as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 15, 1997


CUSA Technologies, Inc.


/s/ D. Jeff Peck
------------------------------------------------------
D. Jeff Peck, Principal Accounting Officer