Form 10-K
period 1997-06-30
CUSA TECHNOLOGIES INC
filed 1997-10-15
CIK 818073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1997

                         Commission File Number: 1-11691
                                   -----------

                             CUSA Technologies, Inc.
          ------------------------------------------------------------
             (Exact name of the registrant as specified in charter)

                                Nevada 87-0439511
          ---------------------------   ------------------------------
              (State of Incorporation) (IRS Identification Number)

               986 West Atherton Drive, Salt Lake City, Utah 84123
          ------------------------------------------------------------
                    (Address of principle executive offices)

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

                                           Yes ___X___              No ________

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___X___

As of October 10, 1997, there were 15,289,437 shares of the Issuer's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $3,512,889 computed at the closing bid for the Issuer's common stock of $0.56 as of October 10, 1997 .

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

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

Item Number and Caption                                               Page
---------------------------------------------------------------------

--------------------------------------------------------------------------------
PART I
------
1.        Business                                                      3
2.        Properties                                                   12
3.        Legal Proceedings                                            13
4.        Submission of Matters to a Vote of Security Holders          13

PART II
-------
5.        Market for Registrant's Common Equity and Related
          Stockholder Matters                                          13
6.        Selected Financial Data                                      14
7.        Management's Discussion and Analysis of
          Financial Condition and Results of Operations                15
8.        Financial Statements and Supplementary Data                  19
9.        Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                          19

PART III
--------
10.       Directors and Executive Officers of the Registrant           20
11.       Executive Compensation                                       22
12.       Security Ownership of Certain Beneficial Owners and
          Management                                                   28
13.       Certain Relationships and Related Transactions               30

PART IV
-------
14.       Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                  33

Signatures                                                             40

                                     PART I

--------------------------------------------------------------------------------

                                ITEM 1. BUSINESS

--------------------------------------------------------------------------------

General

CUSA Technologies, Inc. (referred to herein, along with its subsidiaries, as the "Company" or "CTI"), incorporated in 1986, is a developer of computerized information systems for credit unions. The Company's software packages are sold as part of a complete data processing solution including hardware, software, operating systems, installation, training, software support and hardware maintenance. The Company's PC based workstation products, which are sold as add-ons to the core information processing systems, increase the accessibility and usability of strategic information by credit union employees and members. The Company's data processing services, such as statement processing, disaster recovery, credit bureau reporting, microfiche, and optical storage, complement the Company's core credit union data processing system products.

The Company, formerly known as Mountain Surgical Centers, Inc., entered the credit union software market through the acquisition of CUSA, Inc. ("CUSA") in June of 1994 and contemporaneously changed its name to CUSA Technologies, Inc. From September of 1994 to July of 1995 the Company consolidated its distribution network through the acquisition of six independent resellers of the CUSA credit union software package (the "Acquired Resellers"). As a result of these acquisitions, the Company provides support and maintenance services to nearly all of the approximately 1,100 users of its credit union systems and is well positioned to provide these users with future enhancements, software and hardware upgrades, and related products.

In addition to the acquisition of the acquired resellers, in November of 1994, through the acquisition of Outside Force, Inc., a Texas corporation the Company acquired the Reliance credit union management software, a fourth generation language based open systems software solution for credit unions.

The Company has operated five non-credit union software business units for all or a portion of fiscal 1997: the medical practice management software business unit, the medical records software business unit, the commercial data processing systems business unit, the equipment rental software business unit, and the surgery center business unit. The medical practice management software business unit was engaged in the development, support and maintenance of software for physician offices and clinics. The commercial data processing systems business unit developed, installed and maintained open accounting systems for a variety of businesses. The medical records software business unit was involved in the development of software for tracking medical patient records. The equipment rental software business unit is a turnkey provider of computer solutions including proprietary software to businesses that rent equipment and supplies. The surgery center business units consists of two out-patient podiatry centers located in Sparks & Carson City, Nevada. In addition to these business unit the Company owned during part of fiscal 1997 an office complex located in Sparks, Nevada.

      Focus on the Credit Union Software market

Recently, the Company has either sold or adopted a plan to sell each of its non-credit union business units in order to focus its attention and capital resources on its core credit union business. This focus on credit union software was accomplished through the completion, in fiscal 1997 of (1) the sale of the assets of the Company's medical practice management and commercial data processing systems software business units to Physicians Computer Network, Inc. for $8,950,000 plus the assumption of certain liabilities pursuant to an Asset Purchase Agreement dated July 2, 1997, (2) the discontinuance, in fiscal 1997, of the operations of the Company's medical records software business unit, (3) the sale of the assets of the Company's equipment rental software business unit for $400,000 pursuant to an agreement dated March 31, 1997, (4) the sale of the Company's office rental complex to a family partnership of which Richard N. Beckstrand, controlling shareholder, chief executive officer and chairman of the board of directors of the Company (sometimes referred to herein as the "Investor") is the general partner, for $1,258,425 plus the assumption of $1,658,565 in mortgage debt related to the real property, and (5) the approval, by the Company's board of directors, of a plan to dispose of the Company's surgery center business unit. As a result, over the past two years, the percentages of the Company's revenue from continuing operations related to the credit union software business has grown from 62, percent for the year ended June 30, 1996 to 100 percent for the year ended June 30 1997.

      Private Placement of Common Stock

On January 24, 1997 the Company entered into a Purchase and Sale Agreement (the "Agreement") whereby it agreed to sell 8,648,649 shares of its common stock, representing 49% of the common stock to be outstanding after the completion of the sale, to the Investor for $8.0 million in cash. Upon the completion of the transaction, the Investor increased his ownership interest to over fifty percent and obtained a controlling interest in the common stock of the Company. In February of 1997, the Company received $6.0 million of the purchase price which was used to retire long term debt and certain current liabilities. The Company anticipates that the remaining $2.0 million will be received in fiscal 1998.
Also pursuant to the Agreement, the Investor will surrender approximately 1,208,400 five year options to purchase shares of the Company's common stock at prices from $1.50 to $5.00 in exchange for the grant of 1,000,000 five year options to purchase the Company's common stock at $1.00 per share for the first year, with the option price increasing by $0.25 each year on the anniversary date of the grant. The transaction was negotiated between the Investor and an independent committee of the board of directors.

Principal products and services

The Company's credit union management solutions consist of the fourth-generation-language Reliance(TM) Software and the CUSA System(TM). The Company's credit union management systems are installed in nearly 10% of America's credit unions, representing a customer base of approximately 1,100. The CUSA System, developed in 1977, was one of the first software products to be designed specifically for the computerization of credit unions' data processing functions. Through over 20 years of refining, the Company's management believes that CUSA has become one of the most popular software systems for small to medium sized credit unions (credit unions with total assets between 5 and 100 million dollars).

The CUSA System is a very mature and functional product. It was developed in a language which was designed for use with proprietary hardware. Proprietary systems such as the CUSA System are often referred to in the software industry as "legacy systems." As the industry moved away from proprietary hardware and software and new standards were developed, CUSA developed operating system bridges which allowed the CUSA System to operate under a UNIX environment on standard hardware platforms. While these measures have allowed the Company to provide the users with important strategic advantages, the Company became concerned that the proprietary nature of the product would limit the future application of current and emerging technologies such as graphical user interface (GUI), relational database, client/server architecture and fourth generation programming languages. In order to allow CTI to extend its product offerings to larger credit unions and to provide its current customers with the advantages of current and emerging software and hardware technologies, CTI purchased the Reliance Software package in November of 1994 through the acquisition of Outside Force, Inc. (See "Acquisitions") Since that time, as part of a steady product migration strategy, CTI has focused its new sales efforts on sales of the Reliance System while encouraging its current base of CUSA System users to take advantage of the superior technology of the Reliance System. The CUSA software and the Reliance software are sold as part of fully integrated systems, including hardware, applications software, operating systems, installation, training, post-installation hardware maintenance, and software training and support. Post installation hardware maintenance and software support contracts provide annual recurring revenues of approximately 16-25% of the sales price of the system, depending on the size and complexity of the system.

In addition to its core credit union management systems, CTI has developed a number of workstation products which integrate with both the CUSA System and the Reliance System and are sold as add-on products to enhance functionality. Since these workstation products are designed to integrate with either the CUSA System or the Reliance System, these workstation products allow CUSA System users to increase the functionality of their current system. The workstation products are an important part of CTI's strategy to offer a cost effective migration path to modern computing technology. Also, through the CTI Resource Group (the "Resource Group"), CTI provides services to credit unions to assist them in their governmental reporting, credit bureau inquiries, microfiche storage, statement processing, disaster recovery, and custom form printing.

      The CUSA System

The CUSA System has been refined through 20 years of tailoring its functions to meet the needs and suggestions of its users which now number over 1,000. The CUSA System consists of a series of fully integrated modules, constructed so that the proper combination of products can be supplied to meet the specific requirements of each credit union in a cost-efficient configuration. The product is designed so that the user can move quickly throughout the system using a combination of menus, windows and user-defined access keys. On-screen prompts, "help" functions, and pop up windows make the system user friendly. The features of the system include online teller transactions, loan processing, online loan application, charged-off loans, mortgage lending, 360/365 day interest calculation options, share draft processing, certificate management, IRA processing, club accounts, safe deposit box control, travelers check management, electronic payroll processing, ATM processing, credit card processing, audio response, optical disk records management, customized report writer, job queing system, bank reconciliation, full branch accounting, shared branching/service center, asset/liability management, bill payer system, credit bureau inquiry, credit bureau reporting, laser statement processing, government reporting, call reporting and automated clearinghouse transmission processing.

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

      Reliance System

The Reliance System is currently installed in approximately 65 credit unions. It was developed in Progress (registered trademark of Progress Software), a fourth generation programming language, and utilizes the latest open systems technology of the software industry. The fourth-generation development environment allows for rapid product fixes and shortened development cycles for new features and functionality. In addition, it allows for flexibility in modification, implementation and hardware platform choices.

CTI believes that the fourth-generation development environment provides a significant competitive advantage in foreign markets where, in some cases, the movement from legacy systems to open systems is proceeding quickly and the speed with which a product may be localized is critical to market penetration. In particular, CTI has started initiatives in Australia and Central America.

In connection with the Australia initiative, the Company is working through a local distributor, CUSA Pty, Ltd., an Australian corporation. According to the distributorship agreement, CTI is to assist in the localization of the Reliance System, scheduled for completion in January, 1998. Once localization is completed CTI will receive a royalty on each software sale and an ongoing fee to provide level three support. The distributor is responsible for configuration, installation, training and level one and two support and maintenance of the system. To date the distributor has received six orders totaling approximately $1,115,000. The revenue for these orders will be recognized upon the delivery of the fully localized Reliance product.

In cooperation with the World Council of Credit Unions, the Company has installed a Spanish version of the Reliance product in a credit union located in Guatemala. Though this international initiative is still in the beta stage, the Company feels that the Spanish version of the Reliance product may be successful in the Central and South American markets.

The Reliance System is designed for use in any size of credit union, though many of its functions have been developed specifically to meet the requirements of large-to-medium-sized credit unions with assets over 50 million dollars. Its functions include: online teller transactions, online teller services, travelers checks, safe deposit box-control, vault teller, loan processing, online loan application, complete online or hard copy "what if" calculations for payment, interest and amortization, 360/365 day interest calculation options, online credit bureau interface, detailed loan tracking, share draft processing, application integration into general ledger, member CDs, member IRAs, credit union customized member statements, easy sort functions for bulk mailings of statements, unlimited electronic payroll distribution and processing, inventory tracking of all fixed assets, comprehensive report system, credit union-defined security features, back office automation, electronic mail system for staff, complete "to do" list for any user, infinite calendar with Easy-Date feature, voice information processing, distributed branch processing, ATM interface software, mortgage loans, collections, staff tracking, accounts payable disbursements, complete tracking of credit union investments, touchscreen teller, fax interface, word processing capabilities, optical disk, signature verification, report warehousing, document storage and retrieval, automated clearinghouse transmission processing, and report creation for custom reports.

Both credit union systems are marketed as a complete package including hardware, software, installation, and post-installation training and support. The Company's credit union software offerings run on a variety of computers, ranging from personal computers to the IBM RS 6000. System prices typically range from $30,000 to $300,000 for the CUSA System and $100,000 to over $1,500,000 for the Reliance System, in each case depending on the size and sophistication of the system. During the past two years, the Company has installed approximately 77 new and upgraded CUSA Systems and 14 new Reliance Systems.

      Workstation products

In addition to its core credit union management systems, CTI has developed a number of workstation products which are sold as add-on products to enhance functionality and are designed to integrate with both the CUSA and Reliance Systems. The cross platform integration allows a CUSA user to enhance the functionality of its CUSA System, at the same time investing in a technology that can be used with the Reliance System. The workstation products are an important part of CTI's strategy to offer its customers a cost effective migration path to modern computing technology.

In 1996, CTI released its Archive Management System ("AMS 5.0"), a product designed to archive customer account information from the credit union system onto an optical disk system. AMS 5.0 works with both the CUSA and Reliance Systems. To date CTI has completed approximately 10 installations of AMS 5.0.

In August of 1996, CTI released the Reports Workstation product for the CUSA System. This workstation product is based upon a product called Crystal Reports(TM), which is owned by Seagate Software. The Reports Workstation allows users of the CUSA System to produce ad hoc reports from the information contained in the database files of the CUSA System. To date the Company has sold 24 CUSA Reports Workstation modules. The Reports Workstation for Reliance is currently in development and should ber available for shipment in March of 1998.

CTI released its Loan Origination workstation product in June of 1997. This workstation product is designed to automate the loan origination process and features a graphical user interface and point and click capabilities which simplify the process of entering and processing information. In fiscal 1997, CTI sold approximately 12 loan origination workstation modules.

      Home Banking Product

CTI's home banking product is currently in development. The home banking product will allow credit unions to offer home banking services to members through secured connections. As confidence in electronic banking increases, the Company believes that an increasing number of credit union members will utilize home banking services. CTI is well positioned to partner with its customers to offer such services to the credit union members.

In addition to those workstation products specifically discussed above, a number of other workstation and other software products are currently scheduled for development and deployment in fiscal 1998.

      Year 2000

The Company is currently conducting an internal audit of the features of its software, hardware and operating system products for the impending year 2000. This internal audit expected to be completed by December 1997. The Company is also preparing for a formal independent audit to verify compliance with the year 2000 situation. This audit is expected to be completed by the end of March 1998. The Company expects its products to be year 2000 certified with minor modifications and development expenses.

      Support

Once a system is installed, the Company provides ongoing software support pursuant to annual support contracts for a fee equal to approximately 16-25% of the total cost of the software. CTI's support department maintains offices in three cities in the United States. Through a sophisticated frame relay call tracking system, support calls are logged at a central location and dispatched to the appropriate service representatives in CTI's offices across the country. Support call tracking reports, which detail the number of calls per customer, per system function and per support representative, provide useful data to management, sales and programming. The Company currently has software support contracts with 99% of its customers. Revenues from software and hardware support contracts represented approximately 29 percent of the Company's revenues in fiscal 1997.

      CTI Resource Group

The Company, through the Resource Group, provides services to credit unions to assist them in their monthly, quarterly, and annual customer laser statement processing, governmental reporting, credit bureau reporting, microfiche printing and storage, and disaster recovery. CTI processed over 13.2 million monthly, quarterly, and annual customer statements in fiscal 1997, including government-required 1099 printing and processing during CTI's third fiscal quarter. CTI's laser statement processing services consist of the electronic receipt and reformatting, printing, and mail handling of account data from the CUSA or Reliance Systems. The Resource Group's disaster recovery system is tested and certified annually and includes a complete hot site backup facility, disaster planning assistance, data retention services and microfiche document storage and retrieval. In fiscal 1997, revenues from laser statement printing, microfiche services, credit bureau reporting and disaster recovery accounted for approximately 26 percent of CTI's total revenues.

Sales of hardware and software, consisting mainly of the CUSA System, the Reliance System and the workstation products, were approximately 35 percent, 42 percent and 49 percent of total revenues in the fiscal years ended 1997, 1996 and 1995, respectively. Support, maintenance and other services, which consist of software support, hardware maintenance, training, and revenues from the Resource Group, were 65 percent, 58 percent and 51 percent of total revenue in the fiscal years ended 1997, 1996 and 1995, respectively.

Distribution

The Company's products are marketed primarily through a direct sales organization. Once a sale is made, the hardware is shipped to the customer site with certain software and operating components pre-loaded. The product is then installed on-site by a member of the Company's installation staff or a third party installer, and the customer's employees are trained to operate the system. Custom modifications, bug fixes, and minor enhancements are completed at the Company's corporate offices and distributed via modem or some other form of electronic media.

Manufacturing and suppliers

The Company's computer systems are assembled using various standard components such as PC Monitors, minicomputers, communications equipment, and other electronic and computer components that are purchased from third party suppliers. As part of the Medical Divestiture Agreement (see"Dispositions and Discontinued Operations") CTI agreed to purchase $10,000,000 of computer hardware from Physicians Computer Network, Inc. for a discounted rate over a five year period. The agreement calls for yearly minimum purchases of $2,000,000. The Company exceeded the $2,000,000 minimum purchase requirement in fiscal 1997. The Company's projected hardware purchases for the next four years exceed the required yearly minimum purchase obligation. The Company believes that the hardware prices set by the Divestiture Agreement are at least as favorable as would be available to the Company from other computer hardware suppliers.

If the supply of certain components of hardware were interrupted without sufficient notice, an interruption or delay in product deliveries could result. The Company does not foresee any difficulty in obtaining the necessary components or subassemblies.

Seasonality

Credit unions generally plan expenditures based on a calendar year budgeting cycle. Consequently, in the past a greater portion of the credit unions' computer software and hardware purchasing decisions have been made toward the end of the calendar year. In addition, the volume of laser statements and government reports (including year end governmental processing for Form 1099's) processed by the Company is greater in the first quarter of the calendar year. The Company's historical operating results reflect these trends and it is anticipated that the results from operations for the 1998 fiscal year will continue to reflect these seasonal factors.

Significant Customers

No single customer or contract accounted for more than ten percent of the Company's annual revenues for the 1997, 1996 or 1995 fiscal years.

Backlog

The Company's backlog of orders for its products was approximately $2,960,000 as of September 30, 1997 compared to approximately $930,000 as of September 30, 1996.

The Company's backlog includes international and domestic sales and excludes contracts for recurring hardware and software maintenance and support contracts. The Company's backlog is subject to fluctuation due to various factors, including the size and timing of orders for the Company's products and is not necessarily indicative of future revenue.

Acquisitions

In June of 1994, the Company entered into the credit union software business through the acquisition of the credit union sales, marketing, installation and support business of the Boston, Massachusetts-based VERSYSS, Inc., which distributed the Company's CUSA Credit Union System in most of the North-Eastern United States. In July of 1994, the Company completed the acquisition of 100% of the stock of CUSA, Inc., the developer of the CUSA Credit Union System and related peripherals and services. Since entering the credit union software business, CTI successfully consolidated the management and sales capabilities and support operations of all major distributors of its credit union systems and expanded its product offerings to include the Reliance open systems-based software package through a number of acquisitions as summarized in the table below:


------------------------------------------------------------------------------
   Date of               Entity                    Primary Business
 Transaction
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                 RK & DR Concepts  dba      Credit union, medical, commercial
September 1994   Versyss Data Systems       data processing systems and
                                            equipment rental software and
                                            hardware sales, installation and
                                            services
------------------------------------------------------------------------------
------------------------------------------------------------------------------
November 1994    New Outside Force, Inc.    Reliance open systems based credit
                                            union software sales and service
------------------------------------------------------------------------------
------------------------------------------------------------------------------

November 1994    Sierra Center for Foot     Medical clinic for out patient
                 Surgery, Inc.*             foot surgery

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                 Benchmark Computer         Credit union, medical, commercial
February 1995    Systems, Inc.              data processing systems software
                                            and hardware sales, installation
                                            and services
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                                            Equipment rental software
February 1995    Computer Ease, Inc.        development and support

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                 New Medical Computer       Medical software development,
May 1995         Management, Inc.           sales, installation and support

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                 Benchmark Computer         Medical, commercial data
June 1995        Systems of Va., Inc.       processing systems software and
                                            hardware sales, installation and
                                            services
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                            Credit union, medical, commercial
July 1995        Benchmark Computer         data processing systems software
                 Systems, Inc.              and hardware sales, installation
                                            and services
------------------------------------------------------------------------------
------------------------------------------------------------------------------

September 1995   Preferred Health Systems,  Software for managed health care
                 Inc.

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                            Sale and installation of Lotus
December 1995    Workgroup Designs, Inc.    Notes-based custom software

------------------------------------------------------------------------------
------------------------------------------------------------------------------

January 1996     Medfo Systems of America,  Medical records software sales and
                 Inc.                       installation

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                            Medical, commercial data
February 1996    Automated Solutions, Inc.  processing systems software and hardware sales, installation and
                                            services
------------------------------------------------------------------------------
------------------------------------------------------------------------------

February 1996    Source Computing, Inc.     Medical software sales,
                                            installation and support
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                            Preparation and submission of
February 1996    Medical Clearing           electronic medical claims
                 Corporation
------------------------------------------------------------------------------

* Acquired pursuant to an agreement in principal entered into previous to the Company's entrance into the software business.

Dispositions and Discontinued Operations

In fiscal 1997, the Company either discontinued or adopted a plan to discontinue each of its non-credit union business units in order to focus its attention and capital resources on its credit union business unit.

      Medical Software Business Unit

Pursuant to an Asset Purchase Agreement (the "Medical Divestiture Agreement") dated July 2, 1996 as amended in October of 1996, CUSA Technologies, Inc. and certain of its subsidiaries sold the business and assets of the Company's medical and commercial divisions to Physicians Computer Network, Inc. for a total purchase price of $8,950,000 plus the assumption of certain liabilities. The assets sold included the accounts receivable, goodwill, customer lists, hardware and software maintenance agreements, workforce-in-place, and intellectual property related to the medical and commercial divisions. The Medical Divestiture Agreement contains certain non-compete and non-solicitation provisions whereby the Company and its affiliates are restricted from selling any product to any of the end-users of the medical and commercial divisions or participating in the medical practice management software business for a period of five years and from selling its eCLINIC medical records product to any end user who was a PCN practice management software customer as of the closing, for a period of two years following the closing. As part of the Medical Divestiture Agreement, PCN will become the Company's exclusive provider of IBM hardware for the next five years. Under such arrangement, the Company committed to purchase a minimum of $2,000,000 of hardware each year at a discount from PCN's reseller prices upon favorable credit terms. The Medical Divestiture Agreement also required CTI to complete certain software development obligations related to operating software known as XRTS which was initially developed through a cooperative effort of CTI and VERSYSS, Inc., a wholly owned subsidiary of PCN.

On October 15, 1996 the parties amended the Medical Divestiture Agreement. Of the remaining purchase price of $900,000, $750,000 was retained by PCN in consideration of their assumption of certain additional liabilities related to the medical and commercial customer accounts. Pursuant to the October 15, 1996 amendment and a letter agreement between the PCN and CTI dated July 2, 1996, the remaining $150,000 is to be paid to the Company upon the delivery of certain assets which are currently subject to a court order restricting such transfer pending the settlement of certain judgments.

In September of 1997, the Company settled a dispute with PCN related to the Company's performance of its development obligations under the Medical Divestiture Agreement with respect to XRTS. In connection with the settlement, CTI paid $250,000 to PCN and agreed to forgive the $150,000 remaining payment on the purchase price.

      Equipment Rental Software Business Unit

With the February 1995, acquisition of Computer Ease, the Company obtained ownership of its equipment rental software product known as the Computer Ease Rental Center System which was formerly marketed by RK & DR Concepts, Inc. dba Versyss Data Systems (a wholly owned subsidiary of CTI) (see "Acquisitions" ). On March 31,1997, pursuant to an Asset Purchase Agreement (the "Rental Divestiture Agreement") between the Company and JFJ Corporation, a company which is wholly owned by a shareholder and former employee of the Company (the "Buyer"), the Company sold all of the assets related to its equipment rental software business for $400,000 represented by two promissory notes, of $200,000 each ("Note A" and "Note B", collectively, "the Notes") and the assumption of certain liabilities of the rental software business unit. The Notes are each secured by a pledge of shares of the Company's common stock held in the name of the Buyer in the amount of 200,000 shares for Note A, and 300,000 shares for Note B. Note A, which bears interest at 8 percent per annum, is payable in equal monthly installments over a two year time period beginning August 1, 1997. Interest accrued at 6 percent per annum and the entire principal of Note B is payable in full without further notice on March 31, 1999.

      Medical Records Software Business Unit

In July of 1995, CTI entered into a Software Ownership and Development Agreement ("SODA") with Pacific Intesys Corporation ("PI") regarding the development and marketing of an electronic patient records system known as Carepoint(TM) for Clinics(TM). Carepoint(TM) is a trademark of PI. The product runs on a Windows NT operating system and utilizes pen-based PCs. Pursuant to SODA, CTI had the exclusive right to market the product to the ambulatory care market, including clinics and emergency rooms. For a period of time, CTI engaged in further development and enhancement of the product and has recently changed the name of the product to eCLINIC. As of January 31, 1997 CTI had installed eCLINIC in five sites. These installations were considered beta sites because of the unique modifications that were being made to the product at each site. Pursuant to a plan of disposition adopted in June of 1996, CTI ceased installation and support of eCLINIC, reached settlement with each of the former users of the eCLINIC software and concluded its obligations under SODA.

      Office Rental Complex

In June of 1997, pursuant to an agreement, the Company sold its office rental complex located in Sparks, Nevada to a family partnership of which the Investor is the general partner. The sales price was equal to the appraised value of $3,125,000 less commissions and fees of 6.5 percent. The $2,925,000 purchase price included the payment of $1,258,425 in cash and the assumption of a $1,658,565 mortgage on the purchased property. Prior to the sale, the commercial real property had been listed for sale with a local agent since June of 1995 during which time the Company did not receive a qualified offer which approached the appraised price.

      Surgery Center Business Unit

Though not central to the Company's core business of selling information systems technology, the Company's surgery center business unit generates positive cash flow. In fiscal 1997, the surgery center business represented less than 2% of the Company's total assets or revenues.

The Company's surgery center business unit consists of the Ford Center for Foot Surgery, located in Sparks, Nevada (the "Ford Center") and the Sierra Surgery Center, located in Carson City, Nevada (the "Sierra Center") (collectively "the Surgery Centers"). The Ford Center is located adjacent to the general office of
L. Bruce Ford, D.P.M., for the practice of podiatry, and consists of 860 square feet of leased space. The Sierra Center consists of 1,000 square feet of leased space, contiguous with the general offices of Dr. Kim Bean, D.P.M. The Surgery Centers are built to stringent Medicare specifications and are equipped with up-to-date surgical equipment, including laser surgery.

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

The Company's surgery center business is subject to a number of risks, including adverse regulatory changes or regulatory non-compliance, malpractice claims (which are covered by the physicians malpractice insurance) and the highly-competitive market for surgery services.

As part of the Company's plan to focus its resources on the credit union software business, since the sale of the medical software division in July of 1996, the Company has actively sought a buyer for the surgery center business unit. In June of 1997, the board of directors of the Company approved a plan to dispose the Company's surgery center business unit. The completion of the disposition was subject to the identification of a qualified buyer, negotiation of an acceptable purchase price and terms and execution of a final purchase and sale agreement. On September 30, 1997 the Board approved a transaction whereby the surgery center business unit will be sold to a group of investors consisting of the Investor and two shareholders of the Company for a price of approximately $460,000. The Board's approval of the transaction is subject to the receipt of a fairness opinion from an independent financial advisor.

Government Reporting

Although CTI's software business is not directly subject to material industry or governmental regulation, CTI's credit union customers are subject to extensive governmental and industrial regulation. CTI's software is designed to help customers conform to governmental and industrial standards of reporting and data collection. From time to time, regulation of the Company's clients or businesses necessitates the development and release of software upgrades which are specifically constructed to meet the specifications of a new government regulation. Generally, CTI charges its customers a fee for the purchase and installation of such compliance upgrades.

Competition

The market for selling data processing  services to financial  institutions  and the other businesses serviced by the Company is highly competitive. The Company's competitors include internal data processing departments, affiliates of large banks, and independent service firms, as well as direct competitors such as Ultradata Corporation, Users Incorporated, XP Systems, Symitar Incorporated, Fiserv, Inc., and Electronic Data Systems, Inc. Some of these companies possess greater financial and managerial resources than those of the Company.

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

Copyrights, Trademarks, Patents and Licenses

In accordance with the industry practice, the Company relies upon a combination of contract provisions and copyright, trademark and trade secret laws to protect its proprietary rights in its products. The Company distributes its products under software license agreements which grant customers a non-exclusive license to use the Company's products, and which contain terms and conditions prohibiting the unauthorized reproduction or transfer of the Company's products. In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

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

Employees

As of September 30, 1997, the Company had193 full time employees. To date, the Company has been successful in recruiting and retaining sufficient numbers of qualified personnel to conduct its business successfully. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relations with employees are good.

Industry Segments

As of June 30, 1997 the Company's only business segment was credit union software.

--------------------------------------------------------------------------------

                               ITEM 2. PROPERTIES

--------------------------------------------------------------------------------

The Company maintains core offices in Salt Lake City, Utah; Dedham, Massachusetts; and Omaha, Nebraska. CTI's core offices each have over 20 employees. Additional CTI locations include Eden Prairie, Minnesota; and Fayetteville, New York.

The Company's home office is located in Salt Lake City, Utah, where it leases approximately 32,885 square feet from an entity controlled by the Investor. The monthly rent under the terms of this lease is currently $21500 (subject to escalators), and the primary term expires February 1, 2005. (see Item 13, Certain Relationships and Related Transactions)

The Company rents its other facilities from third parties under the terms of leases expiring through April, 2000. The Company believes that its existing facilities are adequate to meet its current and anticipated requirements.



The Company owns office equipment, including sophisticated computer systems, in amounts which management believes are appropriate and which are located at the Company's offices.

--------------------------------------------------------------------------------

                            ITEM 3. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management and legal counsel, such matters will not have a material effect on the financial position or results of operations of the Company.

--------------------------------------------------------------------------------

                ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------






================================================================================
================================================================================

                                  None. PART II

--------------------------------------------------------------------------------

                     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------

Commencing in January of 1994, the Company's common stock has been traded on a limited basis in the over-the-counter market and is listed on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "CSAT." On October 10, 1997 there were 15,289,437 shares of common stock issued and outstanding and 4,525,539 reserved for issuance upon the exercise of currently vested outstanding options, subscriptions and the conversion of Preferred Stock. Of the shares of common stock issued and outstanding, an estimated 1,000,000 shares are believed to currently be available for trading. As a result, there is a limited amount of activity in the market for the Company's common stock and the prices quoted may not be indicative of the prices that could be obtained in actual transactions.

The following table sets forth, for the periods indicated, the approximate range of high and low bids for the Company's common stock based on historical trading information. The quotations represented reflect inter-dealer prices, without retail markup, markdown, commissions or other adjustments. The prices shown do not necessarily reflect actual transactions in the common stock of the Company.

                              Fiscal 1996             Fiscal 1997
                              High     Low           High      Low
      First Quarter          $5.00   $3.00          $4.00     $1.13
      Second Quarter         $8.00   $4.25          $2.50     $ .44
      Third Quarter          $6.00   $4.00          $1.13     $ .50
      Fourth Quarter         $4.25   $3.00          $ .63     $ .38

On October 10, 1997, the Company's common stock closed in the over-the-counter market at approximately $0.56.

No dividends have been paid on the Company's common stock and it is not anticipated that dividends will be paid in the foreseeable future. At June 30, 1997, there were approximately 500 record holders of the Company's common stock not including those shares held in securities position listings.


--------------------------------------------------------------------------------

                         ITEM 6. SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------

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



Statement of Operations Data*                     1997(4)  1996(4)   1995(4)   1994(2)   1993(1)
(in thousands, except per share data)             -------  -------   -------   -------   -------

   Net Revenues                                   $26,890  $26,823   $21,608        -0-       -0-
   Earnings (loss) from continuing operations         437   (9,554)      925        -0-       -0-
   Earnings (loss) from continuing operations
     per common share                               $0.04   ($1.10)    $0.12         -         -
   Weighted average shares outstanding             11,062    8,695     7,655     2,419     1,589


Balance Sheet Data                                   1997      1996    1995(5)   1994(3)   1993(1)
(in thousands)                                       ----      ----    -------   -------   -------

   Total assets                                   $ 9,739 $14,025    $23,880   $ 9,447        -0-

Long term obligations                               2,118   5,070      5,224     3,766        -0-

*reflect only  continuing operations as of  6/30/97


(1)Prior to December 14, 1993, CUSA Technologies Inc. fka Dimension Capital Corporation ("Dimension") was a business development company and did not have significant operations. On December 14, 1993 Dimension merged with Mountain Surgical Centers, Inc. ("MSC") with MSC as the surviving corporation. From its inception, February 20, 1991, until the date of the merger with Dimension, MSC's operations consisted of a single surgery center, The Ford Center for Foot Surgery, Inc. (the "Ford Center"), a wholly owned subsidiary of MSC (see Item 1, Description of Business, Surgery Center Business Unit). The merger was treated as a reverse acquisition for financial reporting purposes, similar to a recapitalization of MSC, and the Statement of Operations and Balance Sheet Data for the periods prior to the merger reflect the business and activities of MSC, and its wholly owned subsidiary, the Ford Center.

(2)On June 22, 1994, the Company acquired the Sparks Buildings, the VERSYSS Credit Union Division and CUSA, Inc. Thus, the Statement of Operations Data for the year ended June 30, 1994 reflects a full year of operations of MSC and the Ford Center. The operations of the VERSYSS Credit Division, CUSA, Inc. and the Sparks Buildings, from June 22, 1994 to June 30, 1994 are not included.

(3)The Balance Sheet Data as of June 30, 1994 reflects the assets and liabilities of MSC and the Ford Center which were discontinued in fiscal 1997 and the credit union software business acquired on June 22, 1994.

(4)The Statement of Operations Data for the periods ending June 30,1996 and 1995 includethe results from the continuing operations (credit union software business) of the businesses acquired in fiscal 1995 and 1994, respectively, from the acquisition dates.


--------------------------------------------------------------------------------

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

General

In June of 1994, the Company entered into the credit union software business through the acquisition of CUSA and the credit union software division of VERSYSS, CUSA's largest distributor. From June of 1994 to July of 1995, the

Company acquired most of the distributors of the CUSA software, some of which were distributors of software products in the medical, commercial, and rental open systems markets. In 1997, the Company disposed of the business and assets of the Company's medical and commercial divisions, through a sale of assets PCN. In 1997, the Company also sold the Rental division and the office rental complex. The Company has also decided to dispose of the surgery center business by the end of the 1997 calendar year. With the divestiture of the medical, commercial and rental divisions, the office rental complex and the surgery center business, the Company plans to devote its resources to the development and expansion of its credit union software business. (Unless otherwise specified all references to years in this Item 7. refer to the corresponding fiscal year.)

Results from continuing operations (credit union software business) improved substantially from 1996 to 1997. The increase was due mainly to the implementation by management of an aggressive plan to reduce corporate overhead expenses and to focus on credit union operations. Management will continue to monitor corporate overhead expenses in 1998 and intends to increase its focus on expanding the revenues and profitability of the credit union software business.

1997 compared to 1996

Net revenues
------------

The Company's total revenues from continuing operations increased less than 1 percent from $26.8 million in 1996 to $26.9 million in 1997. Revenues from hardware and software sales decreased 15.5 percent from $11.2 million in 1996 to $9.4 million in 1997. The decrease is due primarily to management's decision to decrease emphasis on sales of larger systems which have had lower profit margins in the past because of complicated conversion, installation and training processes. Revenues from support, maintenance and other services increased 11.5 percent from $15.6 million in 1996 to $17.4 million in 1997. The increase was due to increased sales of the Company's statement processing services and an increase in support and maintenance fees. Revenues are derived from computer system sales, hardware maintenance and software support, and the sale of products, which are related to the Company's core computer systems such as statement printing, disaster recovery, and microfiche services.

Gross margin
------------

The gross margin increased 3.6 percent from $11.5 million in 1996 to $11.9 million in 1997. The hardware and software gross profit margin increased from 47 percent in 1996 to 56.6 percent in 1997. In the same period, the gross profit margins from support, maintenance and other services revenues decreased from
40.2 percent to 37.9 percent. The increase in the hardware and software gross margin is attributable mainly to a decrease in amortized software and increased efficiencies in the Company's installation and training processes. The decrease in the gross profit margin from support, maintenance and other services revenue is due to increased software support personnel in 1997. Cost of goods sold consists of the cost of hardware and software purchased for resale, the amortization of capitalized software development costs and the expense of supporting and installing the systems sold.

Product development costs
-------------------------

Product   development  costs  represent  the  uncapitalized  costs  of  software
development.   Uncapitalized  costs  include  research  and  development,  minor enhancements to operational systems and maintenance software upgrades. The increase in product development costs from $1.1 million in 1996 to $2.5 million in 1997 is an indication of the dedication that management has for improving its products. During 1997, the Company devoted much of its resources to improving systems that are in general release and enhancing features of various products. The Company expects that development expenditures will continue in fiscal 1998 at approximately the same amount as 1997, as the Company continues to improve current products and to invest in the development of new products.

Selling, general and administrative expenses
--------------------------------------------

As a percentage of net revenues, the selling, general, and administrative expenses for the Company decreased 31% from $12.6 million in 1996, to $8.7 in 1997. The decrease is the result of management's effort to reduce corporate overhead by eliminating selling, general and administrative expenses associated with the disposed entities, and a reduction in the administrative staff, management personnel and office locations related to the continuing operations. Although management plans to continue to look for ways to decrease overhead and to improve efficiencies, it is anticipated that the selling, general and administrative costs will not decrease significantly from the 1997 level.

In 1996 the Company recorded $360,209 in expense for the amortization of the excess of purchase price over the fair value of the net tangible and identifiable intangible assets acquired ("Acquired Goodwill') which is included in selling, general and administrative expenses. In 1997 the Company recorded no expense for the amortization of the Acquired Goodwill due to the write down of the Acquired Goodwill through a nonrecurring charge incurred in 1996. (See discussion of nonrecurring charges in the 1996 compared to 1995 below.)


Nonrecurring charges
--------------------

In 1996, the Company reported nonrecurring charges of $6.9 million which are primarily related to certain restructuring charges and the reduction of the carrying value of the Acquired Goodwill and software development and acquisition costs. In 1997, no nonrecurring charges where incurred. (See discussion of nonrecurring charges in the 1996 compared to 1995 below.)


Interest and income tax expense
-------------------------------

Interest expense decreased 37 percent in 1997 from 1996 due the elimination of debt during the year. It is anticipated that interest expense will continue to drop in 1998.

Income tax expense in both 1996 and 1997 for continuing operations was zero due to the significant loss in 1996 and the utilization of loss carry forwards in 1997.

Discontinued Operations
-----------------------

The loss from discontinued operations, net of income taxes, decreased from $5.4 million in 1996 to $0.2 million in 1997. The decrease in 1997 is the result of not having any operations in the unprofitable medical practice management or commercial data processing systems software business units in 1997 that were sold in 1996. The operations of the medical practice management or commercial data processing systems software business units resulted in significant losses from operations in 1996.

The loss from the disposal of discontinued operations, net of income taxes of $1.6 million in 1997, includes $1.9 million in additional medical expenses incurred over the estimated $2.5 accrued at June 30, 1997, $475,000 in income tax expense related to the tax gain on the sale of the medical division, a gain of $479,738 on the sale of the office rental complex, and a $293,690 gain on the sale of the rental software division. Management does not anticipate additional losses from the disposal of the discontinued operations for fiscal year 1998; however, no assurance can be given that unexpected costs related to the discontinued segments will not occur.


1996 compared to 1995

Net revenues
------------

The Company's total revenues from continuing operations increased 24 percent from $21.6 million in 1995 to $26.8 million in 1996. Revenues from hardware and software sales increased 4.9 percent from $10.7 million in 1995 to $11.2 million in 1996. The increase was less than expected primarily because of slower than anticipated new sales related to the continuing operations of entities acquired in 1995, and delays in product delivery at the end of 1996. Revenues from support, maintenance and other services increased 42.9% from $10.9 million in 1995 to $15.6 million in 1996. The increase was due to increased sales of the Company's statement processing services and the addition in 1996 of support, maintenance and other service revenue of entities acquired during 1995. On a pro forma consolidated basis, which reports the revenue of the Company as if each of the consolidated entities were acquired, or disposed of, as the case may be, at the beginning of the periods reported, the total revenue was $23.9 million for fiscal 1995 and $26.8 million for fiscal 1996, representing a 12% increase.

Revenues are derived from computer system sales, hardware maintenance and software support, and the sale of products, which are related to the Company's core computer systems such as statement printing, disaster recovery, and microfiche services.

Gross margin
------------

The hardware and software gross profit margin decreased from 56 percent in 1995 to 47 percent in 1996. In the same period, the gross profit margins from support, maintenance and other services revenues decreased from 45 percent to 40 percent. The decrease in the hardware and software gross margin is attributable to decreased hardware margins due to customers increased demand for less profitable personal computers. The decrease in the gross profit margin from support, maintenance and other services revenue is due to increased software support personnel, and an increase of lower margin statement processing services as a percentage of support, maintenance and other services revenue in 1996 when compared to 1995. Costs of goods sold consist of the cost of hardware and software purchased for resale, the amortization of capitalized software development costs and the expense of supporting and installing the systems sold.

Product development costs
-------------------------

Product development costs represent the uncapitalized cost of software development. Uncapitalized costs include research and development, system operational error fixes and maintenance software upgrades. Product development costs were $1 million in 1995 and $1.1 million in 1996

Selling, general and administrative costs
-----------------------------------------

The selling, general, and administrative expenses for the Company increased 58% from $8 million in 1995, to $12.6 in 1996. This steep increase is partly the result of the incremental selling, general, and administrative expenses of the entities acquired in 1995 and 1996, which were not reduced to the extent anticipated through cost reduction plans implemented in 1995 and 1996. Additionally, as required by generally accepted accounting principles, the Company's entire general corporate overhead was included in continuing operations, with no allocation of corporate overhead to the discontinued operations. Since a majority of the assets of the disposed divisions were acquired in the fourth quarter of 1995 and in 1996, the dollar volume of incremental general corporate overhead attributable to the disposed divisions was greater in 1996 than 1995. The incremental general corporate overhead attributable to the disposed divisions was eliminated in the first and second quarters of fiscal 1997

The amortization of the excess of purchase price over the fair value of the net tangible and identifiable intangible assets acquired ("Acquired Goodwill') is included in selling, general and administrative expenses. The Acquired Goodwill was amortized using the straight-line method over an estimated life of 15 years. During 1996, total amortization of the Acquired Goodwill was $360,209 compared to $364,146 in 1995.

Portions of the purchase price of certain acquisitions completed in 1995 and 1996 were allocated to software acquisition costs. The amortization of the acquired software acquisition costs is included in cost of goods sold. Software acquisition costs are amortized over the estimated life of the software
(principally three to five years). During 1996, amortization of software development and acquisition costs were $834,509 compared to $414,124 in 1995.

Nonrecurring charges
--------------------

In 1996, the Company reported nonrecurring charges of $6.9 million, which are primarily related to certain restructuring charges and the reduction of the carrying value of the Acquired Goodwill and software development costs.

Pursuant to a limited restructuring plan adopted in June of 1996, the employment contract of a shareholder and member of the board of directors was terminated in the second fiscal quarter of 1997. As a result, compensation and severance fees of approximately $611,000 were accrued in 1996 as a nonrecurring charge.

As discussed in the Company's reports on Form 10-Q dated December 31, 1995 and March 31, 1996, over the six month period ending June 30, 1996, management studied the relationship between the carrying value of the Acquired Goodwill and the expected future cash flows related thereto. The Acquired Goodwill relates primarily to certain customer contracts and customer lists. As evidenced by the loss from continuing operations incurred in 1996, the costs of servicing the contracts acquired were higher than anticipated. Additionally, the profitability of sales to the customer base acquired was lower than anticipated. Therefore, in the opinion of management, the expected future discounted cash flows net of related expenses from the Acquired Goodwill of credit union assets were insufficient to support the recorded value. Consequently a nonrecurring charge of $5.4 million was recorded in 1996.

In order to evaluate the expected cash flow of the capitalized software, the Company compared the amount of capitalized software for each product to the expected future undiscounted cash flow from the sale of such products. The study showed that, at expected sales volumes, the costs associated with the sale and installation of certain software products capitalized were higher than the expected discounted cash flows from such sales. Consequently, management determined that the expected cash flows for certain products were insufficient to support the amounts capitalized for the related software. Accordingly, a one-time charge of approximately $846,000 was recorded in 1996 to adjust capitalized software to be consistent with the estimated future cash flows from the sales of the related products.

Interest and income tax expense
-------------------------------

Interest expense increased 82 percent in 1996 due primarily to an increase in the average debt outstanding used to finance discontinued operations.

Income tax expense was $727,432 in 1995 (resulting in an effective tax rate of 43.7 percent) compared to a tax expense of zero in 1996. The difference in the tax expense is due to the losses incurred in 1996 for which no income tax benefit has been recorded.

Discontinued Operations
-----------------------

The loss from discontinued operations, net of income taxes, increased from $149,000 in 1995 to $5.4 million in 1996. The increased loss in 1996 is primarily the result of the inclusion of a full year of operations of the medical and commercial divisions of businesses acquired in 1995 and the loss from operations of the medical and commercial portions of businesses acquired in 1996 from the respective dates of acquisition. The 1996 loss from discontinued operations reflects the unprofitability of the acquired medical and commercial operations and the Company's inability to recognize expected cost synergy and revenue targets in its medical and commercial business units.

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

Capital Resources and Liquidity

At June 30, 1997, the Company had current assets of $6 million and current liabilities of $11.5 million. The current liabilities include $5.5 million of deferred revenue, which primarily represents payments received for services to be provided over the remaining term of software and hardware maintenance contracts (generally one year).

Losses from operations for 1996 and the first quarter of 1997 caused the Company to be in violation of loan covenants with its primary lender and raised concerns among employees, stockholders and some customers. In order to address these circumstances the board of directors decided to seek equity financing and on January 24, 1997 the Company entered into a Stock Purchase and Sale Agreement whereby it agreed to sell 8,648,649 shares of its common stock, representing 49% of the common stock to be outstanding after the completion of the sale, to the

Investor for $8.0 million in cash. Upon the completion of the transaction, the Investor increased his ownership interest to over fifty percent and obtained a controlling interest in the common stock of the Company. In February of 1997, the Company received $6.0 million of the purchase price which was used to retire certain current liabilities and long term debt. The Company anticipates that the remaining $2.0 million will be received in fiscal 1998 which the Company plans to use to redeem the 1994 Series Convertible Preferred Stock. The transaction was negotiated between the Investor and an independent committee of the board of directors. During 1997, the Company reduced its total liabilities from $20.3 million at June 1996 to $11.7 million at June 1997.

As part of the overall business plan implemented during 1997, management reduced the overall corporate overhead (which is included in selling, general and administrative expenses) from $12.6 million in 1996 to $8.7 million in 1997. In 1998, the Company expects operating results and cash flows to improve as management turns its focus from disposing of divisions, to the management of the credit union business. The Company believes that cash flow will be sufficient to permit the Company to meet its cash requirements through the up coming year.



--------------------------------------------------------------------------------

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------

The financial statements are included beginning at page F-2. See page F-1 for the index to the consolidated financial statements.

--------------------------------------------------------------------------------

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------

In fiscal 1996, the board of directors of the Company elected to change auditors from Grant Thornton LLP to KPMG Peat Markwick LLP. The reports of Grant Thornton LLP for the 1995 fiscal year did not contain an adverse opinion of disclaimer and were not modified as to uncertainty, audit scope, or accounding principles. The Company and its former accountants, Grant Thornton LLP, did not disagree on any matter of accounting principles or practices, financial statment disclosure, or auditing scope or procedute. The cange in auditors was reported on Form 8-K dated May 10, 1996.

                                    PART III

--------------------------------------------------------------------------------

                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

--------------------------------------------------------------------------------

At the end of fiscal 1997, the board of directors consisted of Richard N. Beckstrand, Chairman, Mark Scott, Associate Chairman, David J. Rank, Jonathan S. Beckstrand, Secretary, L. Bruce Ford, and Gary L. Leavitt.

The current board of directors and executive officers of the Company are as follows:

       Name             Age   Position With Company          Term Expires
       ----             ---   ---------------------          ------------

Richard N. Beckstrand   56    Chief Executive Officer,       1997 Annual Meeting
                              Chairman of the Board,
                              Director

Mark Scott              48    Associate Chairman of the      1997 Annual Meeting
                              Board, Director

David J. Rank           43    Director                       1997 Annual Meeting


L. Bruce Ford, D.P.M.   49    Director                       1997 Annual Meeting


Gary L. Leavitt         55    Director                       1997 Annual Meeting


Jonathan S. Beckstrand  29    Secretary, Director            1997 Annual Meeting


D. Jeff Peck            42    Chief Financial Officer        N/A

Roger Kuhns             51    CEO, Credit Union Division     N/A

Set forth below is certain biographical information for each executive officer and director of the Company:

Richard N. Beckstrand is currently serving as the Chief Executive Officer and Chairman of the Board for CTI, positions he has held since December 1993. For the three years prior to the acquisition of CUSA, Inc. by the Company in June of 1994, Mr. Beckstrand was an active member of CUSA, Inc.'s board of directors. Mr. Beckstrand received a Masters of Business Administration from the University of Utah in 1969 and became a Certified Public Accountant in May of 1983. For the past 21 years, Mr. Beckstrand has provided personal financial consulting and investment advice to medical professionals and medical imaging, and surgery centers through Beckstrand Management Corporation and Aspen Business Company.

Mark Scott is a Director of the Company. For the past seven years, Mr. Scott has served as president of the Mid-Columbia Medical Center and Health Care for the Mid-Columbia Region, located in The Dalles, Oregon. Before his tenure at Columbia Medical, he held the position of Director of Surgical Services for the University of Oregon and Associate Director of Surgery for LDS Hospital in Salt Lake City, Utah.

David J. Rank, former president of VERSYSS Data Systems ("VDS"), was appointed to the board of directors of CTI in August of 1994, and served as CTI's President and Chief Operating Officer from August of 1994 until December of 1996. His computer industry career began with The Burroughs Corporation in 1975 in the commercial computer products division. In 1986 Mr. Rank was appointed as Contel Corporation's Vice-President of Sales. In 1990, Messrs. Rank and Kuhns purchased VDS where Mr. Rank served as president until VDS was acquired by CTI in September of 1994.

L. Bruce Ford, D.P.M., is the Company's Vice-President of Medical Sales and has been a member of the board of directors since December 14, 1993. Dr. Ford has been a podiatrist in private practice since 1971.

Gary L. Leavitt is a Director of the Company. Mr. Leavitt founded CUSA, Inc. in 1982, and served as its president until July of 1994. He has been employed by CTI since its acquisition of CUSA, Inc., in July 1994, and has served the credit union community for over 18 years.

Jonathan S. Beckstrand, is a Director of the Company. Mr. Beckstrand assists in acquisition/disposition, SEC reporting, and investor relations matters of the Company. He has been a member of the Utah State Bar since 1995 (J.D. Brigham Young University, 1995) and the Utah Association of Certified Public Accountants since April of 1997. Mr. Beckstrand is the son of Richard Beckstrand, Chief Executive Officer of the Company.

D. Jeff Peck is the Chief Financial Officer of the Company. Mr. Peck, a Certified Public Accountant since 1981, is a member of the AICPA and the UACPA and has 18 years of accounting experience. Prior to joining CTI in 1995, Mr. Peck was a partner with the firm of Joseph B. Glass & Associates.

Roger L. Kuhns has been the Chief Executive Officer of the Credit Union Division of CTI June of 1996. Mr. Kuhns has a B.A. in both Marketing and Finance from the University of Maryland. His career in the computer industry began in 1971 with the Burroughs Corporation. In 1979 Mr. Kuhns co-founded Lehigh Data Systems, which was later sold to Contel Corporation. Mr. Kuhns served as Vice President of Canadian Sales, and later as the Vice President of Strategic Planning for Contel Corporation. In 1990 Messrs. Kuhns and Rank acquired Benchmark Computer Systems, presently VERSYSS Data Systems.

--------------------------------------------------------------------------------

                         ITEM 11. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

Summary Compensation

The following table sets forth certain information regarding the compensation earned during fiscal 1997 and, where applicable, 1996 and 1995, by CTI's Chief Executive Officer and each of CTI's three other most highly compensated executive officers (based on salary and bonuses earned during fiscal 1997).


                                                                   Long Term Compensation
                                     ---------------------------------------------------------------------------
                                            Annual Compensation        Awards       Payouts
                                     ---------------------------------------------------------------------------
      (a)                      (b)      (c)         (d)      (e)       (f)         (g)       (h)       (i)

                                                                   Restricted  Securities
   Name and                   Year                          Other     Stock    Underlying   LTIP       All
   Principal                 Ended    Salary       Bonus   Annual    Award(s)   Options/   Payouts    Other
   Position                 June 30     ($)         ($) Compensation   ($)      SARs (no.)   ($)   Compensation
                                                             ($)                                       ($)
----------------------------------------------------------------------------------------------------------------
                              1997   $320,000           -        -        -     1,002,000       -         (1)
Richard N.
Beckstrand,                   1996    $90,367           -        -        -         2,500       -         (2)(3)
  Chief Executive Officer
                              1995          -           -        -        -         2,500       -         (3)
David J. Rank, former
President & Chief             1997   $110,769           -        -        -         2,500       -  $87,000(4)
Operating Officer
                              1996    $180,00    $200,000        -        -         2,500       -         (5)

                              1995   $140,000           -        -        -             -       -           -

                              1997   $150,000           -        -        -             -       -           -
Roger L. Kuhns,
CEO Credit Union              1996   $129,000     $65,801(6)     -        -             -       -           -
Division
                              1995   $120,000      $2,029        -        -             -       -           -


(1)In connection with the private purchase of 8,648,649 shares of common stock for a price of $ 0.92 1/2 per share completed in January of 1997 (See Item 13, Certain Relationships and Related Transactions), Mr. Beckstrand was granted 1,000,000 options to purchase common stock for five years at a price of $1.00 per share for the first year, the option price increasing by $0.25 each year on the anniversary date of the grant. As a condition to the grant, Mr. Beckstrand surrendered all options held except those issued in connection with his service on the board of directors. An aggregate 1,208,400 options were surrendered with exercise prices from $1.50 to $5.00.

(2)Mr. Beckstrand was also granted options to purchase 190,000 shares at an exercise price of $2.50 in fiscal 1995 and options to purchase 68,400 shares at $5.00 per share in fiscal 1996 in connection with his personal guarantees of a line of credit and an equipment loan made available to the Company from a commercial financial institution. The options were surrendered in 1997 (see Note (1) above).

(3)The Company also reimbursed Beckstrand Management for $3,333 per month in consideration for certain property management services for the office rental complex and for consulting services provided to the Company's surgery centers by an employee of Beckstrand Management through September of 1997. (see Item 13, Certain Relationships and Related Transactions)

(4)Mr Rank was reimbursed an aggregate of $28,000 during the 1995 fiscal year and $65,500 during the 1996 fiscal year for costs associated with the maintenance of two households prior to relocating his family to Salt Lake City and for making his personal residence available for visiting out-of-town

   Company employees. The reimbursement was not treated as payment for personal services to the Company. (see Item 13, Certain Relationships and Related Transactions)

(5)Severance paid pursuant to a termination agreement and moving expenses. The termination agreement called for the payment of the $200,000 severance and a $100,000 bonus payment due (accrued in fiscal 1996) to Mr. Rank in equal installments of $12,500 over a two year period. (see Item 13, Certain Relationships and Related Transactions)

(6)Includes a $54,101 bonus payment of a previously accrued guaranteed one-time bonus related to CTI's initial employment agreement with Mr. Kuhns entered into in connection with the acquisition by the Company of VDS.








Options/SAR Grants During Fiscal 1997

The following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the last completed fiscal year to the chief executive officer of the Company and the three most highly paid executive officers of CTI.

         (a)              (b)          (c)          (d)          (e)
                                    % of Total
                       Number of   Options/SARs
                       Securities   Granted to
                       Underlying   Employees
                        Options       During    Exercise of
        Name              SARS     Fiscal Year   Base Price   Expiration
                        Granted                  ($/share)       Date
                         (no.)

Richard N. Beckstrand (1)1,000,000           96%       $1.00      1/24/02
  Chief Executive            2,500            *        $1.63      10/1/02
  Officer

David J. Rank, former        2,500            *        $1.63      10/1/02
President & Chief
Operating Officer

Roger L. Kuhns                   -            -            -            -
  CEO, Credit Union
  Division

(1)Options granted in connection with the private purchase of 8,648,649 shares of common stock for a price of $ 0.92 1/2 per share completed in January of 1997(See Item 13, Certain Relationships and Related Transactions). As a condition to the grant, Mr. Beckstrand surrendered all options held except those issued in connection with his service on the board of directors. A total of 1,208,400 options were surrendered with exercise prices from $1.50 to $5.00.


In November 1993, the Company adopted its Director Stock Option Plan which provides for the grant of options to acquire 2,500 shares of common stock to each director serving at the end of each fiscal year. The exercise price for these options is fixed at the closing bid price for the common stock on the date of grant or, in the event of a grant to a holder of 10% or more of the voting power of the issued and outstanding stock of the Company, 110% of such bid price. The directors are reimbursed for direct expenses incurred in connection with attending board meetings and completing their responsibilities.

Employment agreements

On March 15, 1996, the Company entered into a five year employment agreement with Richard N. Beckstrand to serve as the Company's Chief Executive Officer. The agreement provides for annual compensation of $320,000 per year. The agreement may be terminated upon six months notice by either party after the first anniversary of the contract. Upon termination Mr. Beckstrand is entitled to a severance payment equal to one year's compensation, the release by the Company's lenders of all loan guarantees executed by Mr. Beckstrand, and the redemption, at the average bid price during the twenty days prior to the notice of termination, of 500,000 shares of the Company's common stock held by Mr. Beckstrand.

On June 10, 1994, in connection with the acquisition of CUSA, Inc., the Company entered into a ten year employment agreement with Gary L. Leavitt, former president and founder of CUSA, Inc. The agreement provided for an annual salary of $200,000, the issuance of incentive options to purchase 50,000 shares of the Company's common stock at an exercise price of $1.30, and the issuance of non statutory options to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 The agreement may be terminated upon 30 days notice and the payment of a $500,000 termination fee. In June of 1996, Mr. Leavitt was given notice of management's intention to terminate the agreement in fiscal 1997 and the agreement was terminated in February of 1997 through the payment of the $500,000 termination fee.

On September 19, 1994, in connection with the acquisition of VDS, the Company entered into a five year employment agreement with David J. Rank to serve as the Company's Chief Operating Officer. The agreement provided for annual compensation of $180,000 per year and the issuance of options to purchase 100,000 shares of the Company's common stock for a price of $1.80 per share. After the first two years of the employment period, the Company may terminate the agreement upon 30 days notice and the payment of $200,000. In order to facilitate Mr. Rank's move to Salt Lake City, Utah (the location of the principal business offices of the Company), the Company and Mr. Rank entered into a relocation agreement. The terms of the relocation agreement were amended on December 7, 1994 and, under the current agreement, through August of 1996, the Company advanced $6,000 per month to Mr. Rank for the mortgage payments on his home in Pennsylvania. Repayment of the amount advanced is due on the earlier of December 7, 1999, the effective date of an offering of the Company's common stock (in which case CTI will be obligated to allow Mr. Rank to register a portion of his common shares equal in value to the amount owed pursuant to the advances), the sale of a portion of Mr. Rank's restricted securities, or the termination of Mr. Rank's employment agreement with CTI. The relocation agreement also called for the immediate issuance to Mr. Rank of options to purchase 200,000 shares of common stock at $2.25 per share and, in connection with the agreement, the Company agreed to pay additional compensation of $100,000 to Mr. Rank.. (see Item 13, Certain Relationships and Related Transactions). In January of 1997, the Company entered into a termination agreement with Mr. Rank. The termination agreement provides for: 1) the payment to Mr. Rank, by the Company, of $300,000 in monthly installments of $12,500 in consideration for an extended non-competition agreement, 2) the return of Mr. Rank's option to purchase 200,000 shares of common stock for $2.50 per share and option to purchase 100,000 shares of common stock for $1.80 per share, 3) the return, by Mr. Rank of 25,000 shares of the Company's common stock in exchange for the Company's forgiveness of approximately $140,000 of debt owed to the Company by Mr. Rank, and 4) the waiver, by Mr. Rank of all rights related to the relocation agreement.

In June of 1997 the Company entered into a five year employment agreement with Roger Kuhns to serve as the Chief Executive Officer of the Company's Credit Union Division. The agreement provides for annual compensation of $150,000 per year. The agreement may be terminated by the Company upon the payment of severance equal to $150,0000 (12 months salary).

Each of the Company's executive officers is covered by the Company's medical health insurance program, vacation and sick leave policies. Executive officers receive benefits under these plans on the same terms as other employees of the Company.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Mark D. Scott, chair, L. Bruce Ford, and David J. Rank. Compensation issues are decided by the Compensation Committee. David J. Rank served as the Company's Chief Operating Officer for part of fiscal 1997. The Board of Director has approved the sale of the surgery center business unit to a group of purchasers of which L Bruce Ford is a member (see Item 13. Certain Relationships and Related Transactions).

Compensation Committee Report on Executive Compensation

Under the supervision of the board of directors, the Company endeavors to develop and implement compensation policies, plans, and programs which enhance the profitability and growth of the Company. The Company provides incentive to executives in the form of stock options and a management/executive profit incentive bonus program.


CEO and Executive Officer Compensation

The Compensation Committee establishes base compensation for executive officers, including the CEO, by reference to surveys of similar companies as discussed above, adjusted as deemed appropriate for variations in the talent and experience of the individual, industry type, size, geographic location, and the Company's profitability. Generally, bonuses and stock options are awarded on the same basis as other employees, except for the non-statutory options, of which 500,000 were authorized by the board of directors for distribution to members of senior management in fiscal 1995.

In fiscal 1995 and 1996 some of the Company's employment agreements with executives called for guaranteed bonuses which are paid when due regardless of the Company's profitability. In fiscal 1995 and 1996, the Company did not meet its profitability objectives and, with the exception of those bonuses which were guaranteed pursuant to employment agreements, no bonuses were paid to the Company's CEO or executive officers.

In fiscal 1997 the Company implemented a profit-based incentive bonus plan through with the Company's management, including certain of the executive officers could receive up to $250,000 if calendar 1997 profit objectives are obtained. Approximately $50,000 was paid pursuant to this plan in fiscal 1997. Also in fiscal 1997, bonuses totaling approximately $115,000 were paid to certain executive officers pursuant to the profit-based incentive bonus plan and in connection with the sale of the assets of the Company's medical and commercial divisions to PCN.

In fiscal 1994 and 1995, Richard N. Beckstrand, did not receive compensation for his services to the Company as Chief Executive Officer. In the second quarter of 1996, the board of directors decided that it would be in the best interests of the Company to enter into a long-term employment agreement with Mr. Beckstrand. Board Member Mark Scott and former Board Member Debbie Sanich were assigned to survey the salaries of CEOs of companies of similar size, industry and geographic location and to report the results to the Board, with a recommended range for Mr. Beckstrand's compensation. After such a study and some deliberation, the Board chose to enter into a five year employment agreement with Mr. Beckstrand at a rate of $320,000 per year.

The foregoing report was furnished by:    Mark Scott
                                          L. Bruce Ford, D.P.M.
                                          David J. Rank


Performance Graph

Common Share Price Performance Graph

The following graph compares the cumulative total return of the Company's Common Stock with the Nasdaq Stock Market (US Companies) and the Nasdaq Computer and Data Processing Stocks during the fiscal years 1994 through 1997*, assuming the investment of $100 on June 30, 1994 and the reinvestment of dividends. Since the Company's Common Stock did not start trading until January of 1994, return information is not available for 1993 and 1992.

(Line graph of data table shown below)

                                                6/30/94        6/30/95        6/30/96       6/30/97

CUSA Technologies, Inc.                           100            234            312            37
Nasdaq Stock Market (U.S. Companies)              100            133            171           265
Nasdaq Computer and Data Processing Stocks        100            163            217           274


Source:  Center for Research in Security Prices

*The Company's fiscal year end is June 30.

--------------------------------------------------------------------------------

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

The following table sets forth, as of June 30, 1997, the number of shares of the Company's common stock, par value $0.001 and of the 1994 Series Convertible
Preferred Stock, par value .001 (the "Preferred Stock"), held of record or beneficially by each person who held of record or was known by the Company to own beneficially, more than 5% of the Company's common or Preferred Stock, and the name and shareholdings of each officer and director and of all officers and directors as a group. All percentages are based on the 15,289,437 shares of common stock and the 1,000,000 shares of Preferred Stock issued and outstanding as of June 30, 1997.

                                  Amount and Nature of
Name of Person or Group               Ownership(1)          Percent of Class(2)

Principal Shareholders
                                                                           66.0%
Richard N. Beckstrand         Common           11,178,583
5156 Cottonwood Lane          Stock(3)(4)       1,010,000
Salt Lake City, UT 84117      Options

David J. Rank                 Common Stock        475,000                   3.1%
986 West Atherton Drive       Options               5,000
Salt Lake City, UT 84123

Gary L. Leavitt               Common Stock(5)     709,330                   6.2%
986 West Atherton Drive       Options             257,600
Salt Lake City, UT 84123

Roger L. Kuhns                Common Stock        500,000                   3.3%
986 West Atherton Drive
Salt Lake City, UT 84123

L. Bruce Ford, D.P.M.         Common Stock        157,551                   1.1%
Pyramid Prof. Center          Options              10,000
Suite 26                      Preferred Stock      64,995                  6.50%
2321 Pyramid Way
Sparks, NV 89106

Kim Bean, D.P.M.
1801 North Carson             Preferred Stock     175,270                 17.53%
Carson City, Nevada
89701

Val Jensen Pension Plan                                                       *
1001 North Mountain           Preferred Stock     125,270                 12.53%
Street
Suite 2D
Carson City, Nevada
89701

Hannum Pension Plan
990 South 550 West            Preferred Stock      83,513                  8.35%
Brigham City, Utah 84302

Roderick Sage
975 Ryland Street             Preferred Stock(6)  208,513                 20.85%
Reno, Nevada 89502

The Roberts Family Trust
890 Mill                      Preferred Stock(7)  208,513                 20.85%
Reno, Nevada 89502

Officers and Directors

Richard N. Beckstrand                        -----See Above-----

David J. Rank                                -----See Above-----

Roger L. Kuhns                               -----See Above-----

L. Bruce Ford, D.P.M.                        -----See Above-----

Gary L. Leavitt                              -----See Above-----

Mark Scott                    Common Stock         45,661                     *
                              Options              10,000

D. Jeff Peck                  Common Stock              -                     *
                              Options              30,000

Jonathan S. Beckstrand        Common Stock         29,000                     *
                              Options               3,000

All Executive Officers        Common Stock     13,095,125                  82.6%
and Directors as a            Options           1,325,600
Group (8 persons)             Preferred Stock      64,995                  6.50%

* Indicates less than 1% ownership

(1)Except as otherwise noted, to the best knowledge of the Company, all stock is owned beneficially and of record by the indicated owner, and each shareholder has sole voting and investment power over the stock. The total beneficial ownership of common stock includes securities, including shares subject to stock options, except stock options, which the shareholder has the right to acquire beneficial ownership within 60 days. Stock options have been listed separately for presentational convenience and unless otherwise noted, the beneficial ownership of the common stock underlying each stock option listed may be obtained within 60 days.

(2)The percentage of beneficial ownership for each shareholder is based on an adjusted total of issued and outstanding common stock, equal to the total common stock issued and outstanding at June 30, 1997 plus any security of which the shareholder has the right to acquire beneficial ownership within 60 days.

(3)Mr. Beckstrand's shares include 577,614 shares held by Aspen Business Company, which is wholly-owned by Mr. Beckstrand; 345,306 shares held by Beckstrand Management that is wholly-owned by Mr. Beckstrand; and 264,000 shares held by Firethorn Investment, Ltd. in which Mr. Beckstrand is a partner. Since Mr. Beckstrand is an officer, director, and principal shareholder of each of these entities, he may be deemed to have voting and dispositive power over the shares and hence be the beneficial owner of the shares

(4)Mr. Beckstrand's Common stockholdings include 2,162,162 shares issuable by the Company upon the funding of the remainder of the Mr. Beckstrand's purchase commitment as set forth by the purchase and sale agreement dated January 24, 1997.

(5)Includes 109,970 shares held by the Lyman Leavitt Family Trust and 100,000 shares held by the Lynette Leavitt Family Trust which are deemed beneficially owned by Mr. Leavitt by virtue of his position as Trustee.

(6)Includes shares held by the Roderick Sage, M.D., Ltd., Pension Plan and Defined Benefit Plan and by Roderick Sage.

(7)Includes shares held by the Roberts Family Trust and Frank Roberts.

--------------------------------------------------------------------------------

                  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

Richard N. Beckstrand

In  December  1993,  Richard N.  Beckstrand  (the  "Investor")  became the chief executive  officer,  chairman  of  the  board  of  directors,  and  a  principal shareholder of the Company. Since that time, the Investor has been, and continues to be, the primary force in identifying, negotiating, and completing the acquisitions undertaken by the Company and in seeking and making arrangements for the financing necessary for such acquisitions and the operations of the Company. The Investor was a director of CUSA, Inc. and a principal shareholder of the Ford Center and the Sierra Center which make up the Company's surgery center business unit prior to their acquisition by the Company and is one of a group of purchasers in the proposed sale of the surgery center business unit. In addition, the Investor had an ownership interest in the four professional office buildings located in Nevada prior to their acquisition by the Company and purchased the office buildings through a family partnership of which the Investor is a general partner. The Investor is also the owner of the real property leased by the Company for its principal executive offices located at 986 West Atherton Drive, Salt Lake City, Utah 84123. The leased premises consist of 32,885 square feet with current monthly rent of approximately $21,500 with a primary term expiring February 1, 2005.

In December of 1994, Aspen Business Company ("Aspen"), a corporation controlled by the Investor, provided the Company with an accounts receivable line of credit in the amount of $995,000, for which Aspen receives interest at the rate of 5.86% per annum, payable quarterly, with the principal amount due December 31, 1997. Aspen also purchased, for $5,000, warrants to purchase options in connection with this transaction for an aggregate of 100,000 shares of restricted common stock of the Company at an exercise price of $2.50 per share at any time on or before December 31, 1997. The entire principal and interest of the line of credit was retired in February of 1997.

In December of 1996, the Company authorized the issuance of convertible debentures, which were due on June 30, 1998, bear interest at 8% and are convertible into shares of common stock at a conversion price of $3.00 per share if exercised in 1996, $3.50 per share in 1997 and $4.00 in 1998. In fiscal 1996, the Company issued an aggregate of $1,450,000 of such debentures to Aspen Business Company, an entity controlled by the Investor. The debentures were retired in February of 1997.

On January 24, 1997 the Company entered into a stock Purchase and Sale Agreement (the "Agreement") whereby it agreed to sell approximately 8,648,649 shares of its common stock, representing 49% of the common stock to be outstanding after the completion of the sale, to the Investor for $8.0 million in cash. Upon the completion of the transaction, the Investor increased his ownership interest to over fifty percent and obtained a controlling interest in the common stock of the Company. In February of 1997, the Company received $6.0 million of the purchase price which was used to retire long term debt and certain current liabilities. The Company anticipates that the remaining $2.0 million will be received in fiscal 1998. Also pursuant to the Agreement, the Investor surrendered approximately 1,208,400 five year options to purchase shares of the Company's common stock at prices from $1.50 to $5.00 in exchange for the grant of 1,000,000 five year options to purchase the Company's common stock at $1.00 per share for the first year, with the option price increasing by $0.25 each year on the anniversary date of the grant. The transaction was negotiated between the Investor and an independent committee of the board of directors.

In June of 1997, pursuant to an agreement, the Company sold its office rental complex located in Sparks, Nevada to a family partnership of which the Investor is the general partner. The sales price was equal to the appraised value of $3,125,000 less projected commissions and fees of 6.5 percent. The $2,925,000 purchase price included the payment of $1,258,425 in cash and the assumption of a $1,658,565 mortgage on the purchased property. Prior to the sale, the commercial real property had been listed for sale with a local agent since June of 1995 during which time the Company did not receive a qualified offer which approached the appraised price.

As a result of the foregoing relationships and transactions (see also discussion regarding the planned surgery centers disposition), including his ownership interest in acquired entities, the Investor holds, directly or indirectly, 9,016,421 shares of common stock of the Company and options to purchase an additional 1,000,000 shares of common stock at an exercise price of $1.00 per share for the first year, with the option price increasing by $0.25 each year on the anniversary date of the grant and 12,500 options with exercise prices ranging from $0.70 to $2.20. The Company considers the terms of the transactions with the Investor to be as favorable to the Company as would be available from third parties.

David J. Rank

The Company entered into a relocation agreementwith Mr. Rank in connection with the acquisition of VDS, which was amended on December 7, 1994. Pursuant to the relocation agreement the Company loaned Mr. Rank $6,000 monthly to pay the mortgage payment on his home in Bethlehem, Pennsylvania, agreed to pay Mr. Rank $100,000 in cash, and agreed to issue Mr. Rank options to purchase 200,000 shares of common stock of the Company at an option exercise price of $2.25. According to the relocation agreement, repayment of the amount advanced was due on the earlier of December 7, 1999, the effective date of an offering of the Company's common stock (in which case CTI was to be obligated to allow Mr. Rank to register a portion of his common shares equal in value to the amount owed pursuant to the advances), the sale of a portion of Mr. Rank's restricted securities, or the termination of Mr. Rank's employment agreement with CTI. In addition, under the terms of the acquisition of VDS, which terminated its election to be treated as a small business under Subchapter S of the Internal Revenue Code of 1986, the Company agreed to cause VDS to distribute $600,000 to the three former owners of VDS, including Mr. Rank, and to repay Mr. Rank's capital contribution to VDS of $142,500.

In January of 1997, the Company entered into a termination agreement with Mr. Rank. The termination agreement provides for: 1) the payment to Mr. Rank, by the Company, of $300,000 in monthly installments of $12,500 in consideration for an extended non-competition agreement, 2) the return of Mr. Rank's option to purchase 200,000 shares of common stock for $2.50 per share and option to purchase 100,000 shares of common stock for $1.80 per share, 3) the return, by Mr. Rank of 25,000 shares of the Company's common stock in exchange for the Company's forgiveness of approximately $140,000 of debt owed to the Company by Mr. Rank including amounts loaned to pay the mortgage of Mr. Rank's Bethlehem, Pennsylvania home, and 4) the waiver, by Mr. Rank of all other rights related to the relocation agreement, including, but not limited to, the mortgage/loan arrangement, and his employment agreement with the Company.

Richard Pedersen

Effective January 1, 1996, the Company acquired 100% of the equity interest in Medfo Systems of America, Inc. ("Medfo"). The sole shareholder of Medfo was at the acquisition date, President of the Company's medical division and a shareholder of the Company. Medfo is a business engaged in the distribution and support of software, principally in the medical industry. In connection with the acquisition of Medfo, the Company issued 40,267 shares of its restricted common stock and agreed to issue options to the former owner and the employees of Medfo to acquire 150,000 shares of its common stock at fair market value. In August of 1996, the employment relationship between the Company and Mr. Pedersen was terminated. In connection with the termination, the Company paid $264,968 to Mr. Pedersen representing the balance of a promissory note owed to Mr. Pedersen in connection with the Company's purchase, in fiscal 1995, of Benchmark of Virginia, Inc. less certain offsets and Mr. Pedersen returned the 40,267 shares of the Company's common stock received pursuant to the Medfo sale.


Surgery Center Disposition

In June of 1997, the board of directors of CTI approved a plan to dispose the Company's surgery center business unit. The completion of the disposition was subject to the identification of a qualified buyer, negotiation and execution of an acceptable purchase price and the terms of a final purchase and sale agreement. On September 30, 1997 the Board approved, a transaction whereby the surgery center business unit will be sold to a group of investors consisting of the Investor and two shareholders, one of whom is a director of the Company, for a price of approximately $460,000. The Board's approval of the transaction is subject to the receipt of a fairness opinion from an independent financial advisor.

                                     PART IV

--------------------------------------------------------------------------------

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

(a) 1 and 2.    The  response  to  this  portion  is  submitted  in the Index to
                Item 8 which is in a separate section following Part IV.


      The following exhibits are included as part of this report:

Exhibit  SEC        Title of Document                    Location
Number   Reference
         Number
--------------------------------------------------------------------------

Item 3              Articles of Incorporation and Bylaws

3.01     3          Articles of Incorporation of CUSA    Registration
                    Technologies, Inc., as amended       Statement filed
                    February 7, 1994, and July 15, 1994  on Form SB-2,
                                                         Exhibit 3.01,
                                                         SEC File No.
                                                         33-71150-D

3.02     3          Bylaws of CUSA Technologies, Inc.,   Registration
                    as amended February 9, 1995          Statement filed
                                                         on Form SB-2,
                                                         Exhibit 3.04,
                                                         SEC File No.
                                                         33-71150-D and
                                                         Report on Form
                                                         10-QSB for
                                                         March 31, 1995

3.03     3          Designation of Rights, Privileges    Report on Form
                    and Preferences of 1994 Series       8-K dated June
                    Preferred Convertible Stock          22, 1994

3.04     3          Registration Agreement between the   Report on Form
                    Company and the holders of the 1994  8-K dated June
                    Series Convertible Preferred Stock   22, 1994

Item 4              Instruments Defining the Rights of
                    Security Holders

4.06     4          Amended Relocation Agreement         Report on Form
                    between CUSA Technologies, Inc. and  10-QSB dated
                    David J. Rank dated December 7, 1995 September 30,
                                                         1995

Item 10             Material Contracts

10.01    10         CUSA Technologies, Inc., 1993        Registration
                    Employee Stock Option Plan           Statement filed
                                                         on Form SB-2,
                                                         Exhibit 10.01,
                                                         SEC File No.
                                                         33-71150-D

10.02    10         CUSA Technologies, Inc., 1993        Registration
                    Directors' Stock Option Plan         Statement filed
                                                         on Form SB-2,
                                                         Exhibit 10.02,
                                                         SEC File No.
                                                         33-71150-D

10.03    10         CUSA Technologies, Inc., 1995        Report on Form
                    Employee Stock Option Plan           10-QSB for
                                                         March 31, 1995

10.13    10         Agreement and Plan of                Report on Form
                    Reorganization entered into by and   8-K dated
                    among CUSA Technologies, Inc.,       September 19,
                    RK&DR Concepts, Inc., dba VERSYSS    1994
                    Data Systems, and Roger L. Kuhns,
                    Joseph F. Jerkovich, and David J.
                    Rank

10.14    10         Employment Agreement between CUSA    Report on Form
                    Technologies, Inc., and David J.     8-K dated
                    Rank                                 September 19,
                                                         1994

10.15    10         Relocation Agreement between the     Report on Form
                    Registrant and David J. Rank         8-K dated
                                                         September 19,
                                                         1994

10.46    10         Agreement and Plan of                Report on Form
                    Reorganization between CUSA          8-K dated July
                    Technologies, Inc., New Benchmark    21, 1995
                    Systems of Wisconsin, Inc.,
                    Benchmark Systems of Wisconsin,
                    Inc., and Van Gusdorff, dated July
                    21, 1995

10.47    10         Employment Agreement with Van        Report on Form
                    Gusdorff                             8-K dated July
                                                         21, 1995

10.51    10         Agreement and Plan of Merger         Report on Form
                    between CUSA Technologies, Inc. and  10-QSB dated
                    Automated Systems, Inc. and          December 31,
                    Automated Solutions, Inc. dated      1995
                    January 19, 1996

10.52    10         Agreement and Plan of Merger         Report on Form
                    between  CUSA Technologies, Inc.     10-QSB dated
                    and Source Computing, Inc. dated     December 31,
                    February 10, 1996                    1995

10.53    10         Agreement and Plan of Merger         Report on Form
                    between CUSA Technologies, Inc. and  10-QSB dated
                    Medical Clearing Corporation dated   December 31,
                    February 10, 1996                    1995

10.54    10         Asset Purchase Agreement between     Report on Form
                    Physician's Computer Network, Inc.   8-K dated July
                    and CUSA Technologies, Inc. dated    17, 1996
                    July 2, 1996

10.55    10         Employment Agreement of Richard N.   Report on Form
                    Beckstrand                           10K dated June
                                                         30, 1996

10.56    10         Stock Purchase and Sale Agreement    Report on Form
                    between the Company and Richard N.   10Q dated Dec.
                    Beckstrand dated January 24, 1997    31, 1996

10.57    10         Agreement between the Richard N.     This Filing
                    Beckstrand Family Partnership and
                    the Company dated as of May 28, 1997

Item 16             Letter on Change in Certifying
                    Accountant Contracts

16.01    16         Letter from Joseph B. Glass &        Report on Form
                    Associates                           8-K dated March
                                                         24, 1995

16.02    16         Letter from Grant Thornton LLP       Report on Form
                                                         8-K dated May
                                                         10, 1996

Item 27             Financial Data Schedule

27.01    27         Financial Data Schedule              This Filing

Reports on Form 8-K

      The Company filed a report on Form 8-K dated July 17, 1996 with respect to the disposition of the medical and commercial divisions of the Company to Physicians Computer Network, Inc.

Upon request, the Company will provide a copy of this Form 10-K free of charge.

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934 as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  Oct. 13, 1997             CUSA Technologies, Inc.

                                  /s/Richard N. Beckstrand
                                  ----------------------------------------------
                                  Richard N. Beckstrand, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:    Oct. 13   , 1997        By: /s/Richard N. Beckstrand
        ------------                  ------------------------------------------
                                      Richard N. Beckstrand, Principal Executive
                                      Officer, Director

Dated:    Oct. 13   , 1997        By: /s/D. Jeff Peck
        ------------                  ------------------------------------------
                                      D. Jeff Peck, Principal Financial Officer


Dated:    Oct. 13   , 1997        By: /s/Paul G. Murray
        ------------                  ------------------------------------------
                                      Paul G. Murray, Controller


Dated:    Oct. 13   , 1997        By: /s/Johnathan S. Beckstrand
        ------------                  ------------------------------------------
                                      Jonathan S. Beckstrand, Director


Dated:    Oct. 13   , 1997        By: /s/Gary L. Leavitt
        ------------                  ------------------------------------------
                                      Gary L. Leavitt, Director


Dated:    Oc. 13    , 1997        By: /s/David J. Rank
        ------------                  ------------------------------------------
                                      David J. Rank, Director


Dated:  ____________, 1997        By: __________________________________________
                                      Mark Scott, Director

Dated:  ____________, 1997        By: __________________________________________
                                      L. Bruce Ford, D.P.M., Director

                             CUSA TECHNOLOGIES, INC.


                        Consolidated Financial Statements

                          June 30, 1997, 1996, and 1995


                   (With Independent Auditors' Report Thereon)

                             CUSA TECHNOLOGIES, INC.

                   Index to Consolidated Financial Statements




                                                                          Page

Independent Auditors Reports:

    Report of KPMG Peat Marwick LLP, Independent                           F-2
       Auditors (as to the fiscal years ended June 30, 1997  and 1996)

    Report of Grant Thornton LLP,  Independent  Certified Public
       Accountants (as to the fiscal year ended June 30, 1995) F-3


Financial Statements:

    Consolidated Balance Sheets as of June 30, 1997 and 1996               F-4

    Consolidated Statements of Operations for the years ended
       June 30, 1997, 1996, and 1995                                       F-6

    Consolidated Statements of Stockholders' Deficit for the
       years ended June 30, 1997, 1996, and 1995                           F-7

    Consolidated Statements of Cash Flows for the
       years ended June 30, 1997, 1996, and 1995                           F-9

    Notes to Consolidated Financial Statements                             F-10


Schedules:

    Report of KPMG Peat Marwick LLP, Independent Auditors                  F-32

    Schedule II - Valuation and Qualifying Accounts                        F-33

                          Independent Auditors' Report
                          ----------------------------


Board of Directors and Stockholders
CUSA Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of CUSA Technologies, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CUSA Technologies, Inc. as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We also audited the reclassifications that were applied to restate the 1995 financial statements as a result of the discontinued operations as described in note 4. In our opinion, such reclassifications are appropriate and have been properly applied.





                                                        KPMG Peat Marwick LLP


Salt Lake City, Utah
October 9, 1997

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ----------------------------


Board of Directors and Stockholders
CUSA Technologies, Inc.


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of CUSA Technologies, Inc. and Subsidiaries for the year ended June 30, 1995 (before restatement for the discontinued medical, commercial, rental software, office rental complex and surgery centers divisions as described in Note 4). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of CUSA Technologies, Inc. and Subsidiaries for the year ended of June 30, 1995, in conformity with generally accepted accounting principles.





                                                          GRANT THORNTON LLP


Salt Lake City, Utah
September 15, 1995


                             CUSA TECHNOLOGIES, INC.

                           Consolidated Balance Sheets

                             June 30, 1997 and 1996



                               Assets                                        1997         1996
                               ------                                     ----------   ----------
Current assets:

   Cash and cash equivalents                                             $2,861,994       583,080

   Trade accounts receivable, net of allowance for doubtful accounts
     of $221,000 in 1997 and $495,000 in 1996 (notes 5, 6, and 7)         2,489,176     2,589,428

   Inventories (notes 5 and 7)                                              370,479       137,902

   Prepaid expenses and other assets                                        313,991       422,029

   Net assets of discontinued operations (note 4)                                 -     6,127,253
                                                                          ----------   ----------

         Total current assets                                             6,035,640     9,859,692

Property and equipment (notes 5 and 7):
   Leasehold improvements                                                   134,836       121,482
   Furniture, fixtures, and equipment                                     2,332,357     2,521,005
   Other                                                                    721,450       668,405
                                                                          ----------   ----------

         Total property and equipment                                     3,188,643     3,310,892

   Less accumulated depreciation and amortization                         1,528,951     1,024,462
                                                                          ----------   ----------

         Net property and equipment                                       1,659,692     2,286,430

Equipment under capital lease obligations less accumulated
  amortization of $473,750 in 1997 and $400,813 in 1996 (note 12)           259,255       219,940

Receivables from related parties (note 13)                                   52,440        93,701

  Software development and acquisition costs less accumulated amortization of $819,274 in 1997 and $411,142 in 1996
  (notes 3, 4, and 16)                                                    1,659,398     1,398,510


Other assets                                                                 73,047       166,418
                                                                          ----------   ----------

                                                                         $9,739,472    14,024,691
                                                                          ==========   ==========


See accompanying notes to consolidated financial statements.





           Liabilities and Stockholders' Deficit                             1997           1996
           -------------------------------------                          -----------   -----------
Current liabilities:
   Line of credit with banks (note 5)                                    $         -       891,022
   Current installments of long-term debt (note 7)                            29,367     1,462,244
   Current installments of obligations under capital leases (note 12)        163,148       205,888
   Accounts payable                                                        1,760,421     3,738,559
   Accrued liabilities                                                     1,698,865     3,233,359
   Customer deposits                                                       1,622,469     1,642,081
   Income taxes payable (notes 4 and 11)                                     485,480        18,081
   Payables to related parties (note 13)                                           -     1,167,398
   Net liabilities of discontinued operations (note 4)                       304,464             -
   Deferred revenue                                                        5,506,377     4,831,740
                                                                          -----------   -----------
         Total current liabilities                                        11,570,591    17,190,408

Long-term debt with related parties (note 6)                                       -     2,445,000

Long-term debt, excluding current installments (note 7)                            -       430,894

Obligations under capital leases, excluding current
  installments (note 12)                                                     118,241       193,977
                                                                          -----------   -----------
         Total liabilities                                                11,688,832    20,260,279

Commitments and contingent liabilities (notes 2, 4, 12, and 14)

Stockholders' deficit (notes 3, 4, 6, 8, 9, 13 and 14):
   Series A  convertible preferred stock, $.001 par value.
     Authorized 1,500,000 shares; issued and outstanding
     1,000,000 shares ($2.00 liquidation value)                                1,000         1,000
   Common stock, $.001 par value.  Authorized 25,000,000
     shares; issued and outstanding 15,289,437 shares at June
     30, 1997 and 8,916,438 shares at June 30, 1996                           15,289         8,916
   Additional paid-in capital                                             16,347,576    10,530,308
   Accumulated deficit                                                   (18,313,225)  (16,775,812)
                                                                          -----------   -----------
         Total stockholders' deficit                                      (1,949,360)   (6,235,588)
                                                                          -----------   -----------

                                                                         $ 9,739,472    14,024,691
                                                                          ===========   ===========


                                   CUSA TECHNOLOGIES, INC.

                            Consolidated Statements of Operations

                          Years ended June 30, 1997, 1996, and 1995


                                                             1997           1996           1995
                                                         ------------   -------------  ------------
Net revenues:
   Hardware and software sales                          $   9,442,148     11,180,004   10,658,134
   Support, maintenance, and other services                17,447,765     15,642,755   10,950,006
                                                         ------------   -------------  ------------
         Total revenues                                    26,889,913     26,822,759   21,608,140
                                                         ------------   -------------  ------------
Cost of goods sold and other direct costs:
   Hardware and software                                    4,097,113      5,923,075    4,681,804
   Support, maintenance, and other services                10,843,749      9,359,764    6,067,347
                                                         ------------   -------------  ------------
         Total cost of goods sold and other direct costs   14,940,862     15,282,839   10,749,151
                                                         ------------   -------------  ------------
         Gross profit                                      11,949,051     11,539,920   10,858,989

Product development costs                                   2,481,421      1,085,253    1,048,942

Selling, general, and administrative expenses               8,713,650     12,627,058    7,972,383

Nonrecurring charges (note 16)                                      -      6,905,343            -
                                                         ------------   -------------  ------------
         Operating income (loss)                              753,980     (9,077,734)   1,837,664

Other income (expense):
   Interest expense                                          (276,901)      (439,232)    (240,943)
   Other, net                                                 (40,438)       (37,434)      55,645
                                                         ------------   -------------  ------------
         Income (loss) from continuing operations
           before income taxes                                436,641     (9,554,400)   1,652,366

Income tax expense (note 11)                                        -              -      727,432
                                                         ------------   -------------  ------------
Earnings (loss) from continuing operations                    436,641     (9,554,400)     924,934

Loss from discontinued operations, net of income taxes
  (note 4)                                                   (219,330)    (5,401,641)    (148,908)

Estimated loss from disposal of discontinued operations,
  net of income taxes  (note 4)                            (1,634,724)    (2,494,451)           -
                                                         ------------   -------------  ------------
         Net income (loss)                              $  (1,417,413)   (17,450,492)     776,026
                                                         ============   =============  ============

Earnings (loss) per common and common equivalent share:
   From continuing operations                           $       0.04           (1.10)        0.12
   From discontinued operations                                (0.17)          (0.91)       (0.02)
                                                         ------------   -------------  ------------
         Net income (loss)                              $      (0.13)          (2.01)        0.10
                                                         ============   =============  ============

Weighted average common and common equivalent shares      11,062,181       8,695,419    7,655,280



See accompanying notes to consolidated financial statements.



                             CUSA TECHNOLOGIES, INC.

                Consolidated Statements of Stockholders' Deficit

                    Years ended June 30, 1997, 1996, and 1995


                                                                                                             Retained
                                                     Preferred Stock         Common Stock                  earnings       Total
                                                  --------------------- ---------------------  Additional   (accumu-      stock-
                                                  Number                Number of                paid-in     lated       holders'
                                                  of shares    Amount     shares     Amount      capital    deficit)    (deficit)
                                                  ---------   --------- ----------  ---------  ----------  ----------   ----------
                                                  ---------   --------- ----------  ---------  ----------  ----------   ----------

Balances at June 30, 1994                         1,000,000  $   1,000  4,739,294      4,739   4,082,185      147,468    4,235,392

Shares issued in business acquisitions (note 3)          -           -  3,514,227      3,514   4,593,046       (6,148)   4,590,412

Sale of shares to employees under stock purchase
  plan (note 9)                                          -           -   254,635         255     434,730            -      434,985

Shares issued under stock option plans (note 9)          -           -     1,360           2       1,846            -        1,848

Proceeds from common stock warrants (note 6)             -           -         -           -       5,000            -        5,000

Preferred stock dividends (note 8)                       -           -         -           -           -     (122,666)    (122,666)

Net income                                               -           -         -           -           -      776,026      776,026
                                                  ---------   --------- ----------  ---------  ----------  ----------   ----------

Balances at June 30, 1995                         1,000,000      1,000  8,509,516      8,510   9,116,807      794,680    9,920,997

Shares issued in business acquisitions (note 3)          -           -   350,267         350   1,336,239            -    1,336,589

Shares issued for software development                   -           -    50,000          50     149,950            -      150,000

Shares issued under stock option plans (note 9)          -           -    20,905          20       2,798            -        2,818

Shares redeemed from former employees                    -           -   (14,250)        (14)    (75,486)           -      (75,500)

Preferred stock dividends (note 8)                       -           -         -           -           -     (120,000)    (120,000)

Net loss                                                 -           -         -           -           -   (17,450,492) (17,450,492)
                                                  ---------   --------- ----------  ---------  ----------  ----------   ----------

Balances at June 30, 1996                         1,000,000      1,000  8,916,438      8,916   10,530,308  (16,775,812) (6,235,588)


                             CUSA TECHNOLOGIES, INC.

          Consolidated Statements of Stockholders' Deficit (continued)

                    Years ended June 30, 1997, 1996, and 1995


                                                                                                              Retained
                                                      Preferred Stock         Common Stock                    earnings     Total
                                                   --------------------- ---------------------  Additional    (accumu-     stock-
                                                   Number                  Number                 paid-in      lated      holders'
                                                   of shares    Amount   of shares    Amount      capital     deficit)    deficit
                                                   ---------   --------- ----------  ---------  ----------   ----------  ----------

Proceeds from sale of stock (note 8)                      -   $       -  6,486,486      6,486   5,993,514            -   6,000,000

Shares redeemed and/or returns
  (notes 4 and 13)                                        -           -  (113,487)       (113)   (176,246)           -    (176,359)

Preferred stock dividends (note 8)                        -           -         -           -           -     (120,000)   (120,000)

Net loss                                                  -           -         -           -           -    (1,417,413) (1,417,413)
                                                   ---------   --------- ----------  ---------  ----------   ----------  ----------

Balances at June 30, 1997                          1,000,000  $   1,000  15,289,437 $  15,289   16,347,576   (18,313,225)(1,949,360)
                                                   =========   ========= ==========  =========  ==========   ==========  ==========



See accompanying notes to consolidated financial statements.


                             CUSA TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 1997, 1996, and 1995

                                                                 1997         1996        1995
                                                              ----------   ----------  ----------
Cash flows from operating activities:
   Earnings (loss) from continuing operations                $  436,641    (9,554,400)   924,934
   Adjustments to reconcile earnings (loss) from continuing
     operations to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                          1,405,466    2,143,667   1,285,101
       Provision for doubtful accounts                         (273,771)     451,249      36,000
       Nonrecurring charges                                           -    6,905,343           -
       Net change in current assets and liabilities:
         Trade accounts receivable                              374,023     (884,856) (1,482,744)
         Inventories                                           (232,577)     317,139     238,637
         Prepaid expenses and other current assets              108,038     (195,150)   (115,564)
         Accounts payable and accrued liabilities             (3,622,667)  2,193,103    (202,213)
         Customer deposits                                      (19,612)     695,445     596,764
         Deferred revenue                                       674,637      959,255     503,999
         Income taxes                                           467,398      (91,181)      8,936
         Deferred income taxes                                        -            -     767,508
                                                              ----------   ----------  ----------

               Net cash provided by (used in) continuing
                 operating activities                          (682,424)   2,939,614   2,561,358

   Net cash used in discontinued operations                   (4,507,121)  (3,043,119)  (754,433)
                                                              ----------   ----------  ----------

               Net cash provided by (used in) operating
                 activities                                   (5,189,545)   (103,505)  1,806,925
                                                              ----------   ----------  ----------
Cash flows from investing activities:
   Purchase of property and equipment, net                     (297,659)  (1,878,911)   (696,963)
   Cash paid for business acquisitions, including
     acquisition costs, less cash acquired                            -      (48,234)    (79,366)
   Software development costs                                  (669,020)    (890,947)   (262,982)
   Receivables from related parties                              41,261      (36,815)          -
   Change in other assets                                        93,371      (76,531)    (46,552)
   Net cash used in investing activities of discontinued
     operations                                                       -     (171,086)   (771,571)
                                                              ----------   ----------  ----------

               Net cash used in investing activities           (832,047)  (3,102,524) (1,857,434)
                                                              ----------   ----------  ----------
Cash flows from financing activities:
   Proceeds from debt with related parties                      100,000    1,300,000   1,145,000
   Proceeds from long-term debt                                       -    1,981,023           -
   Repayment of debt with related parties                    (1,267,398)          -           -
   Net borrowings (repayments) of lines of credit              (891,022)     517,775    (321,000)
   Repayments of obligations under capital leases              (230,728)    (224,320)   (172,109)
   Repayment of long-term debt                               (4,308,771)    (638,172)   (240,321)
   Reduction of payables to related parties                           -     (994,257)   (868,717)
   Sale of common stock and exercise of stock options         6,000,000        2,818     441,832
   Preferred dividend distributions                             (60,000)    (120,000)   (122,666)
   Redemption of common stock                                         -      (75,500)          -
   Net cash provided by financing activities of
     discontinued operations                                  8,958,425    1,220,859     628,282
                                                              ----------   ----------  ----------

               Net cash provided by financing activities      8,300,506    2,970,226     490,301
                                                              ----------   ----------  ----------

Net increase (decrease) in cash and cash equivalents          2,278,914     (235,803)    439,792

Cash and cash equivalents at beginning of year                  583,080      818,883     379,091
                                                              ----------   ----------  ----------

Cash and cash equivalents at end of year                     $2,861,994      583,080     818,883
                                                              ==========   ==========  ==========



See accompanying notes to consolidated financial statements.

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                          June 30, 1997, 1996, and 1995



(1) Description of Business Operations and Summary of Significant Accounting Policies

      (a)  Description of Business Operations

           The principal business operations of CUSA Technologies, Inc. (CTI) and its subsidiaries (collectively, "the Company") are the development, license, and support of computer software technology and resale and maintenance of hardware for credit unions. As described in note 4, in June 1996, the Board of Directors of CTI committed to dispose of the business and assets of the medical and commercial divisions which was completed on July 1, 1996. During 1997, the Company sold it's office rental complex and its rental software division and the Board of Directors also committed to dispose of the Company's surgical centers. Certain amounts in the prior years' consolidated financial statements and related notes have been reclassified to conform to the current year's presentation as required with respect to discontinued operations. Unless otherwise specified, disclosures in the following footnotes relate to assets, liabilities, and operations of continuing operations.

      (b)  Principles of Consolidation

           The accompanying consolidated financial statements include the accounts of CTI and all of its subsidiaries, substantially all of which are wholly-owned at June 30, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      (e)  Financial Instruments

           The carrying value of the Company's financial instruments at June 30, 1997 approximates fair value.

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


      (f)  Inventories

           Inventories, which consist principally of computer hardware and supplies held for resale, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

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

           The estimated lives used in determining depreciation and amortization are:

               Leasehold improvements                        5-32 years
               Furniture, fixtures, and equipment            3-10 years
               Other                                         3-5 years

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

      (h)  Intangible Assets

           All research and development costs incurred by the Company in the development and acquisition of computer software to be sold to customers is charged to expense until the technological feasibility of the software is established. After technological feasibility has been established, software development and acquisition costs are capitalized until the software is available for general release to customers. Software development and acquisition costs are recorded at the lower of unamortized historical cost or estimated net realizable value. Software development and acquisition costs are amortized on a product-by-product basis using the straight-line method over their estimated useful lives of three to five years. Amortization of software development and acquisition costs was $408,132, $684,232, and $366,644 for the years ended June 30, 1997, 1996 and 1995, respectively.

           The excess of purchase price over fair value of net tangible and identifiable intangible assets acquired in certain business acquisitions is amortized using the straight-line method, principally over fifteen years. Amortization expense was $360,209 and $364,146 for the years ended June 30, 1996 and 1995, respectively (none in 1997).

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


      (h)  Intangible Assets (continued)

           On an ongoing basis, management reviews the valuation and amortization of software development and acquisition costs and the excess purchase price to determine possible impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related businesses (note 16).

      (i)  Income Taxes

           The Company accounts for income taxes under the asset and liability method, under which deferred taxes are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the deferred tax assets or liabilities are expected to be paid or recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

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

      (k)  Earnings (Loss) Per Share

           Earnings or loss per common and common equivalent share is computed by dividing net earnings (loss) by the weighted average common shares outstanding during each year, including common equivalent shares (if dilutive). Common equivalent shares include stock options, convertible preferred stock, and convertible debt. Earnings used in the calculation are reduced (loss in increased) by the dividends paid to preferred stockholders. Fully diluted earnings (loss) per share is not materially different from primary earnings (loss) per share.

      (l)  Stock-Based Compensation

           Effective July 1, 1996, the Company adopted the footnote disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123.

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


      (m)  Accounting Standards Not Yet Adopted

           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 establishes a different method of computing earnings (loss) per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic earnings
           (loss) per share and diluted earnings (loss) per share. Basic and diluted loss per share is expected to be comparable to the currently presented loss per share.

           SFAS 128 is effective for the consolidated financial statements for interim and annual periods ending after December 15, 1997. Accordingly, the Company plans to adopt SFAS 128 in the second quarter of its 1998 fiscal year and at that time all historical earnings per share data presented will be restated to conform to the provisions of SFAS 128.

      (n)  Reclassifications

           Certain reclassifications have been made in the 1996 and 1995 consolidated financial statements to conform with classifications adopted in 1997.


(2)   Liquidity

      During the year ended June 30, 1997, the Company incurred a net loss of $1,417,413, used cash in operating activities of $5,189,545, including $4,507,121 from discontinued operations and at June 30, 1997 had a stockholders' deficit of $1,949,360. The Company also had a net loss during the year ended June 30, 1996 of $17,450,492, including $7,896,092 from discontinued operations. A significant portion of the net loss during 1996 relates to the noncash write down of the excess of purchase price over fair value of net tangible and identifiable intangible assets acquired and software development and acquisition costs to their estimated fair value (note 16). During the year ending June 30, 1997, management implemented plans to return the Company to profitable operations and positive cash flow. In the opinion of management, the continued
      implementation of these plans will permit the Company to meet its operating and debt cash requirements, at least through the next fiscal year; however, the Company is subject to many uncertainties over which management has limited control, any one of which could adversely affect the Company's operating cash flows, and thus create cash flow problems for the Company.


(3)   Business Acquisitions

      During the period from December 1994 through February 1996, CTI acquired various entities. In each acquisition where CTI issued its stock as part or all of the purchase consideration, the stock has been valued at the average of the bid and ask prices on the date of closing, less an appropriate discount for restrictions on marketability.

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


(3)   Business Acquisitions (continued)

      (a)  Fiscal 1996

           Preferred Health Systems, Inc.

           Effective October 1, 1995, CTI acquired 100 percent of the equity interest in Preferred Health Systems, Inc. (PHS), a software development company. In connection with the acquisition, CTI issued 75,000 shares of restricted common stock (valued at $262,500) in exchange for all of the outstanding stock of PHS. PHS is the owner and developer of a fourth generation language software application for managed healthcare organizations. Results of operations of PHS are included in the financial statements of the Company since October 1, 1995. The acquisition has been accounted for using the purchase method and the excess of purchase price over fair value of net tangible assets acquired was allocated to software development and acquisition costs and is being amortized over five to fifteen years.

           Workgroup Design, Inc.

           On December 22, 1995, CTI acquired 100 percent of the equity interest in Workgroup Design, Inc. (WGD), a Lotus Notes application development company. In connection with the acquisition, CTI issued 25,000 shares of restricted common stock (valued at $100,000) and a note payable in the amount of $42,000. The financial statements of the Company include the results of operations of WGD since the effective date of the acquisition. The acquisition has been accounted for using the purchase method and the excess of purchase price over fair value of net tangible assets acquired was amortized over five years.

           Medfo Systems of America, Inc.

           Effective January 1, 1996, CTI acquired 100 percent of the equity interest in Medfo Systems of America, Inc. (Medfo). Medfo is a business engaged in the distribution and support of software, principally in the healthcare industry. In connection with the acquisition of Medfo, CTI issued 40,267 shares of its restricted common stock (valued at $134,089) and agreed to issue options to the former owner and the employees of Medfo to acquire 150,000 shares of its common stock at fair market value as of the closing date. Results of operations of Medfo are included in the financial statements of the Company since January 1, 1996. The acquisition has been accounted for using the purchase method and the excess of purchase price over fair value of net tangible assets acquired was being amortized over fifteen years.

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

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


(3)   Business Acquisitions (continued)

           Automated Solutions, Inc.

           Effective February 1, 1996, CTI acquired 100 percent of the equity interest in Automated Solutions, Inc. and Automated Systems of Arizona, Inc., and 40 percent of the equity interest in Automated Solutions of California, Inc. (collectively, ASI). ASI is a business engaged in hardware and software distribution and related support services, principally to the healthcare and certain commercial industries. In connection with the acquisition of ASI, CTI issued 50,000 shares of its restricted common stock (valued at $200,000) to the former owners of ASI and agreed to settle certain liabilities of a former owner of ASI in the approximate amount of $114,000 related to his prior purchase of stock in ASI. CTI also agreed to issue options to a former owner and the employees of ASI to acquire 70,000 shares of its common stock at fair market value as of the closing date. Results of operations of ASI are included in the financial statements of the Company since February 1, 1996. The acquisition has been accounted for using the purchase method and the excess of purchase price over fair value of net tangible assets acquired was being amortized over fifteen years.

           Source Computing, Inc.

           Effective February 1, 1996, CTI acquired 100 percent of the equity interest in Source Computing, Inc., Medical Clearing Corporation, and certain assets of a proprietorship, all of which were under common ownership (collectively, Source). Source is a business engaged in the development, distribution, and support of software, principally in the area of practice management and electronic claims processing for the healthcare industry. In connection with the acquisition of Source, CTI issued an aggregate of 160,000 shares of its restricted common stock (valued at $640,000) and agreed to pay an aggregate of $300,000 in cash. CTI also agreed to issue options to the former owners and the employees of Source to acquire 25,000 shares of its common stock at fair market value as of the date of closing. Results of operations of Source are included in the financial statements of the Company since February 1, 1996. The acquisition has been accounted for using the purchase method and the excess of purchase price over fair value of net tangible assets acquired was being amortized over fifteen years.

      (b)  Fiscal 1995

           VERSYSS Data Systems

           Effective September 1, 1994, CTI acquired 100 percent of the stock of RK & DR Concepts, Inc. dba VERSYSS Data Systems (VDS) in exchange for 1,500,000 shares of restricted common stock (valued at $1,800,000) and a cash payment of $700,000. VDS markets software, hardware and support services to the credit union, healthcare, and rental industries. Results of operations of VDS are included in the financial statements of the Company since September 1, 1994. The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible assets acquired was being amortized over fifteen years.

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


(3)   Business Acquisitions (continued)

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

           Benchmark Computer Systems of Nebraska and Iowa, Inc.

           Effective February 1, 1995, CTI acquired 100 percent of the stock of Benchmark Computer Systems, of Nebraska and Iowa, Inc., (Benchmark of Omaha) in exchange for 205,000 shares of restricted common stock (valued at $410,000) and a cash payment of $200,000. Benchmark of Omaha markets software, hardware and support services to the credit union and healthcare industries. Results of operations of Benchmark of Omaha are included in the financial statements of the Company since February 1, 1995. The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible assets acquired was being amortized over fifteen years.

           Computer Ease, Inc.

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

           Benchmark Computer Systems of Va., Inc.

           Effective May 1, 1995, CTI acquired 100 percent of the stock of Benchmark Computer Systems of Va., Inc., (Benchmark of Virginia) in exchange for 380,000 shares of restricted common stock (valued at $950,000) and a cash payment of $1,000,000. Benchmark of Virginia markets software, hardware and support services to the credit union and healthcare industries. Results of operations of Benchmark of Virginia are included in the financial statements of the Company since May 1, 1995. The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible assets acquired was being amortized over fifteen years.

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


(3)   Business Acquisitions (continued)

           Benchmark Computer Systems of Wisconsin

           Effective June 1, 1995, CTI acquired 100 percent of the stock of Benchmark Computer Systems, Inc. (Benchmark of Wisconsin) in exchange for 192,667 shares of restricted common stock (valued at $481,668). Benchmark of Wisconsin markets software, hardware and support services to the credit union and healthcare industries. Results of operations of Benchmark of Wisconsin are included in the financial statements of the Company since June 1, 1995. The acquisition has been accounted for as a purchase and the excess purchase price over fair value of net tangible assets acquired was being amortized over fifteen years.

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

           Pro forma Results of Operations

           Assuming all of the acquisitions described above had occurred at the beginning of each period presented below, the Company's unaudited pro forma condensed consolidated results of continuing operations, exclusive of nonrecurring charges, would have been approximately as follows:

                                                                Year ended June 30,
                                                              ------------------------
                                                                 1996         1995
                                                              -----------  -----------

               Revenues                                      $26,822,759   23,889,001
                                                              ===========  ===========

               Earnings (loss) from continuing operations    $(9,554,400)     792,809
                                                              ===========  ===========

               Earnings (loss) per share                     $     (1.10)        0.10
                                                              ===========  ===========

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


(3)   Business Acquisitions (continued)

           The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of the actual results that would have been achieved had the aforementioned acquisitions taken place at the dates set forth above and are not necessarily indicative of future results.


(4)   Discontinued Operations

      As part of an overall business plan, the Board of Directors and management have decided to concentrate the Company's business activities on its core operations in the credit union business. The following discontinued operations are a result of that plan.

      In June 1997, the Company sold the office rental complex to an officer and major stockholder of the Company for $2,925,000. The Company received cash of $1,258,425 and the officer assumed long-term debt secured by the complex of $1,658,565. The Company recognized a gain on the sale before income taxes of approximately $479,000 which has been included in the loss from disposal of discontinued operations in 1997.

      In June 1997, the Board of Directors of CTI committed to dispose of the business and assets of the surgery centers. The surgery centers have been operating at a small profit and the Company believes that a loss will not be incurred in the disposal of the division, therefore no anticipated loss on final disposition has been recorded. The net assets of the surgery centers of approximately $435,000 have been included in the net liabilities of discontinued operations as of June 30, 1997. The Company expects the disposal to be completed before the end of calendar year 1997.

      Effective March 31, 1997, the Company sold its rental software division to JFJ Corporation (JFJ) which is owned by a CTI stockholder for $400,000 represented by a $200,000, eight percent note receivable due in monthly installments of $6,453 and a $200,000, six percent note receivable due March 31, 1999. The notes are secured by 500,000 shares of CTI common stock. According to the asset purchase agreement, JFJ 1) assumed deferred software support and hardware maintenance obligations, accrued liabilities, and customer deposits associated with the rental software division, and 2) assumed liability for certain real and personal property leases of the Company with terms through December of 1997. The Company recognized a gain on the sale of approximately $294,000 which has been included in the loss from disposal of discontinued operations in 1997.

      In June 1996, the Board of Directors of CTI committed to dispose of the business and assets of the medical and commercial divisions. On July 2, 1996, CTI entered into an asset purchase agreement with Physician Computer Network, Inc. (PCN) whereby PCN agreed to acquire substantially all of the assets and assume certain liabilities of the medical and commercial divisions. Terms of the purchase agreement, as subsequently modified in October 1996 and again in September 1997, provided for the purchase of certain specified assets for $8,950,000, payable as follows: 1) $4,500,000 at closing, 2) cancellation of $1,500,000 note payable to PCN incurred on June 13, 1996, 3) $3,150,000 within five business days of receipt of the June 1996 audited financial statements, 4) $50,000 due upon the signed amendment in October 1996 and 5) a repayment of $250,000 to PCN by the Company in September 1997.

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


(4)   Discontinued Operations (continued)

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

      Under the asset purchase agreement, CTI agreed to purchase from PCN not less than $2,000,000 of hardware and software products during each of the five twelve-month periods commencing July 1, 1996, for an aggregate commitment of $10,000,000. The Company is in compliance with the agreement at June 30, 1997.

      The medical, commercial, and rental software divisions along with the office rental complex and surgery centers divisions have been accounted for as discontinued operations, and accordingly, the results of their operations are segregated from continuing operations in the accompanying statements of operations. Revenue, operating costs and expenses, other income and expense, and income taxes of these divisions for the fiscal years ended June 30, 1997, 1996, and 1995, have also been reclassified as discontinued operations. No allocation of general corporate overhead has been made to discontinued operations related to these divisions.

      In June 1996, upon adoption of the plan to dispose of the medical and commercial divisions, the Company recorded a provision for the estimated loss on the disposal of the divisions in the amount of $2,494,451 (net of income tax benefit of $-0-). This provision relates to the expected gain on the sale to PCN, net of disposal costs, severance benefits to division employees, certain occupancy costs under noncancelable leases, and anticipated future losses related to assets and operations not sold to PCN until their ultimate disposition is completed. Interest expense has been allocated to discontinued operations in the same percentage as assets of discontinued operations compared to total assets not specifically identified to any division. During the year ending June 30, 1997, the Company incurred $2,408,152 of additional medical and commercial division expenses (including $475,000 for income taxes) not anticipated or provided for at June 30, 1996. These expenses are recorded in the loss from disposal of discontinued operations for the year ending June 30, 1997. A provision for estimated future expenses of the medical and commercial divisions of $1,177,620 is included in the net liabilities of discontinued operations at June 30, 1997.

      During the year ending June 30, 1997, as part of various agreements related to the discontinuance of the medical division, the Company received 113,487 shares of CTI stock from former employees and business partners of the Company.

      The rental software, office rental complex, and the surgery centers are not expected to generate additional net expenses from disposal after June 30, 1997. Thus no estimated loss on the disposal of these segments has been provided in the accompanying statement of operations.

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


(4)   Discontinued Operations (continued)

      Summary operating results of discontinued operations for the fiscal years ended June 30, 1997, 1996, and 1995, excluding the above loss on disposal, are as follows:

                                                       1997         1996        1995
                                                    -----------  ----------  -----------

          Revenues                                 $ 1,898,853   16,590,998  10,931,575
                                                    ===========  ==========  ===========

          Gross profit                             $   862,903    5,544,364   4,818,130
                                                    ===========  ==========  ===========

          Loss before income taxes                 $  (219,330)  (5,401,641)    (89,468)

          Income tax expenses                                -            -     (59,440)
                                                    ===========  ==========  ===========

          Loss from discontinued operations        $  (219,330)  (5,401,641)   (148,908)
                                                    ===========  ==========  ===========

      The assets and liabilities related to the discontinued operations have been separately classified on the balance sheets as net assets (liabilities) of discontinued operations. A summary of these assets and liabilities as of June 30, 1997 and 1996, are as follows:

                                                                    1997        1996
                                                                 ----------  -----------
          Assets:
             Trade accounts receivable, net                     $    84,012   2,584,180
             Other current assets                                   272,644     283,301
             Property and equipment, net                             60,878   2,954,398
             Software development and acquisition costs,                  -   1,409,241
               net
             Excess of purchase price over fair value of
               net tangible assets acquired, net                          -   8,827,260
             Other noncurrent assets                                480,214     479,811
                                                                 ----------  -----------
                   Total assets                                     897,748  16,538,191
                                                                 ----------  -----------

          Liabilities:
             Accounts payable, accrued liabilities, and
               customer deposits                                     24,592   2,351,932
             Deferred revenue                                             -   2,170,844
             Notes payable                                                -   3,393,711
             Liability for estimated loss on disposal             1,177,620   2,494,451
                                                                 ----------  -----------
                   Total liabilities                              1,202,212  10,410,938
                                                                 ==========  ===========

                   Net assets/(liabilities) of
                     discontinued operations                    $  (304,464)  6,127,253
                                                                 ==========  ===========

(5)   Line Of Credit With Banks

      Line of credit with banks are as follows:

                                                                    1997         1996
                                                                 ==========   ==========

          Line of credit,  interest at  prime plus 1.5% (9.75%
            at June 30, 1996), secured by accounts receivable,
            inventories,  general intangible assets, and trust
            deed on real estate,  personally  guaranteed by an
            officer and director of the  Company,  the line of
            credit was  paid  and  closed in February of 1997.
            The weighted-average  interest rate on the line of
            credit was 9.75 percent in 1997,  10.15 percent in
            1996, and 11.00 percent in 1995.                     $        -      891,022
                                                                 ==========   ==========


(6)   Long-term Debt With Related Parties

      The Company was indebted to a company affiliated with an officer and director of the Company for a long-term line of credit in the amount of $995,000, all of which was drawn at June 30, 1996. The line of credit accrued interest at 5.86 percent. The line of credit including all accrued interest was paid in full in February 1997. The line was secured by accounts receivable and was subordinated to the line of credit and long-term debt with a bank which were also paid in full in February 1997 (notes 5 and 7). In connection with this line, the Company issued warrants in exchange for $5,000 to purchase 100,000 shares of the Company's restricted common stock at $2.50 per share. The warrants expire on or before December 31, 1997.

      At June 30, 1996, the Company was indebted under debentures to an entity controlled by an officer and director of the Company in the principal amount of $1,450,000 with interest at eight percent, payable quarterly, and convertible into common stock of the Company at $3.00 per share through June 30, 1996, $3.50 per share through June 30, 1997. The debentures were paid in full in February 1997.

      Interest expense accrued on the note was $116,205, $174,307, and $174,307 for 1997, 1996 and 1995, respectively.

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


(7)   Long-term Debt

      Long-term debt is summarized as follows:

                                                                      1997         1996
                                                                    ---------   ----------

        Prime plus 1.5% (9.75% at June 30,  1996)  ote to a bank,
          payable  in  monthly  installments of $90,427 including
          interest,  due  October  1997, secured  by inventories,
          accounts receivable,  equipment, and general intangible
          assets  of the  Company.  The  note was paid in full in
          February 1997.                                            $      -    1,320,148

        9%note  to  a  hardware  maintenance   company,   payable
          in quarterly installments of $41,667 plus interest, due
          in  October  1999,   secured  by  hardware  maintenance
          agreements,  and related accounts  receivable,  paid in
          July 1996.                                                       -      500,000

        Other notes and obligations                                   29,367       72,990
                                                                    ---------   ----------
                 Total long-term debt                                 29,367    1,893,138

        Less current installments                                     29,367    1,462,244
                                                                    ---------   ----------
                 Long-term debt, less current installments         $       -      430,894
                                                                    =========   ==========


(8)   Common and Convertible Preferred Stock

      Significant operating losses in fiscal 1996 and the first quarter of fiscal 1997 resulted in violations of loan covenants with the Company's primary lender and raised concerns among employees, stockholders, and customers. In order to address these circumstances the Board of Directors decided to seek equity financing and on January 24, 1997, the Company entered into a Stock Purchase and Sale Agreement (the "Agreement") whereby it agreed to sell approximately 8,648,649 shares of its common stock, representing 49 percent of the common stock to be outstanding after the completion of the sale, to its Chairman and Chief Executive Officer (the "Investor), for $8.0 million in cash. In February of 1997, the Company received $6.0 million of the purchase price for which 6,486,486 shares of common stock were issued. Upon the completion of the transaction, the Investor increased his ownership interest to over 50 percent and obtained a controlling interest in the common stock of the Company. The proceeds were used to retire long-term debt and certain current liabilities. The Company anticipates that the remaining $2.0 million will be received in fiscal 1998. The transaction was negotiated between the Investor and an independent committee of the Board of Directors. Also pursuant to the agreement, the Investor surrendered 1,208,400 five year options to purchase shares of the Company's common stock at prices from $1.50 to $5.00 per share in exchange for the grant of 1,000,000 five year options to purchase the Company's common stock at $1.00 per share for the first year, with the option price increasing by $0.25 per year.

      In addition to the common stock, the articles of incorporation of the Company authorize the issuance of 5,000,000 shares of Preferred Stock, of which 1,500,000 shares are authorized as the 1994 Series A Convertible Preferred Stock (the "Series A Preferred Stock").

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


(8)   Convertible Preferred Stock (continued)

      The Series A Preferred Stock has a preferential liquidation rate of $2.00 per share plus unpaid dividends and may be redeemed at the Company's option at $2.00 per share. The Series A Preferred Stock pays dividends at the rate of $.12 per share per annum and dividends are cumulative. The Series A Preferred Stock is convertible into common stock of the Company (subject to certain adjustments) at the rate of three shares of the Series A Preferred Stock for two shares of common stock. The Series A Preferred Stock is convertible into common stock at the option of the preferred stockholder or automatically upon the occurrence of either of the following:

      - The filing of a public offering of the securities of the Company for a minimum of at least $2,000,000 in cash, or

      - The listing of the Company's common stock on the NASDAQ market at a price of not less than $3.00 per share for at least 20 days prior to the conversion date.

      The Series A Preferred Stock has voting rights based on the number of shares of common stock that would be outstanding if the Preferred Stock were converted.

      The Company plans to redeem the preferred stock for $2.00 per share in fiscal 1998 upon the receipt of the remaining $2,000,000 from the January 24, 1997 stock purchase and sale agreement.


(9)   Employee Stock Option and Purchase Plans

      (a)  Stock-Based Compensation

           On November 5, 1993 the Company adopted the "1993 Employee Stock Option Plan" and reserved 200,000 shares of common stock for issuance upon the exercise of options. In July 1994, the Board increased the number of options under the 1993 Employee Stock Option Plan to 500,000 shares of common stock. Also in November 1993, the Company adopted the "1993 Director Stock Option Plan" and reserved 62,500 shares of common stock for issuance to members of the Board of Directors upon the exercise of options. In 1996, the Board increased the number of options under the "1993 Director Stock Option Plan" to 82,500 shares of common stock for issuance upon the exercise of options.

           In February 1995 the Company adopted the "1995 Employee Stock Option Plan" and reserved 300,000 shares of common stock for issuance upon the exercise of options that the Company plans to grant from time to time under this plan. The exercise price of options under the various plans maintained by the Company is equivalent to the estimated fair market value of the stock at the date of grant. The number of shares, terms, and exercise period are determined by the Board of Directors on an option-by-option basis. Options generally vest ratably over five years and expire no longer than ten years from date of grant.

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


(9)   Employee Stock Option and Purchase Plans (continued)

           Options as of June 30, 1997 for the "1993 Employee Stock Option Plan" have been granted in the amount of 551,669 and the options canceled are 310,912. As of June 30, 1997, options to acquire 163,034 shares have vested and may be exercised at any time. Options as of June 30, 1997 for the "1995 Employee Stock Option Plan" have been granted in the amount of 513,246 and the options canceled are 411,754. As of June 30, 1997, options to acquire 60,920 shares have vested and may be exercised at any time. Options as of June 30, 1997 for the "1993 Director Stock Option Plan" have been granted in the amount of 49,500 and the options canceled are 16,000. As of June 30, 1997, options to acquire 33,500 shares have vested and may be exercised at any time.

           In addition to the options authorized under the plans described above, the Board of Directors has also authorized the issuance of 3,265,000 shares of common stock to be granted as nonstatutory options to certain individuals, including certain officers, directors, and stockholders, in conjunction with their employment, equity and debt financing or personnel guarantees since 1993. As of June 30, 1997, options of 250,000 have been exercised and 1,383,000 have been canceled for the nonstatutory stock options.

           A summary of activity is as follows:

                                         1997                  1996                 1995
                                 -------------------   -------------------   ------------------
                                            Weighted              Weighted
                                            -average              -average
                                            exercise              exercise               Price
                                 Number of    price    Number of    price   Number of     per
                                  shares                shares               shares      share
                                 --------   --------   --------   --------  --------   --------

              Options outstanding
                at beginning
                of year          2,849,306 $  2.63     2,575,240 $  2.24    1,043,200 $ 1.30 - 2.00
              Options granted    1,042,500    1.04       553,256    4.65    1,538,800   1.80 - 3.57
                                 ---------             ---------            ---------

                                 3,891,806             3,128,496            2,582,000
                                 ---------             ---------            ---------

              Options exercised          -       -       (20,905)   2.25       (1,360)  1.30 - 1.80
              Options canceled  (1,888,812)   2.72      (258,285)   2.48       (5,400)  1.30 - 1.80
                                 ---------             ---------            ---------

                                (1,888,812)             (279,190)              (6,760)
                                 ---------             ---------            ---------


              Options outstanding
                at end of year   2,002,994 $  1.72     2,849,306 $  2.63    2,575,240 $ 1.30 - 3.57
                                 =========             =========            =========

              Weighted-average
                fair value of
                options granted
                during the year            $   .28               $  4.15

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


(9)   Employee Stock Option and Purchase Plans (continued)

           The following table summarizes information about fixed stock options outstanding at June 30, 1997:

                        Options outstanding               Options exercisable
                ------------------------------------   ------------------------
                   Number      Weighted     Weighted       Number    Weighted
                    out-        average     -average    exercisable  -average
   Range of     standing at    remaining    exercise    at June 30,  exercise
    exercise      June 30,    contractual     price         1997      price
     prices         1997          life
   ----------   -----------   ----------   ----------   -----------  -----------

  $1.00 -1.00    1,000,000        4.57   $     1.00      1,000,000  $     1.00
   1.30 -2.75      866,810        2.37         2.21        683,566        2.16
   2.97 -5.37      136,184        3.24         3.84         81,958        3.94
                ===========                             ===========
                 2,002,994                               1,765,524
                ===========                             ===========

           The Company accounts for these plans under APB 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss per share would have been reduced or, increased, respectively, to the following pro forma amounts:

                                              1997         1996
                                           ------------ ------------
Net loss:
   As reported                            $(1,417,413)  (17,450,492)
   Pro Forma                               (1,944,062)  (18,066,551)

Loss per share:
   As reported                            $      (.13)        (2.01)
   Pro Forma                                     (.18)        (2.08)

           Pro forma net loss reflects only options granted in 1997 and 1996. Therefore, the effect that calculating compensation cost for stock-based compensation under SFAS 123 has on the pro forma net loss as shown above may not be representative of the effects on reported net earnings (loss) for future years.

           The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rate of 5.8 percent; expected dividend yields of 0 percent; expected lives of 0.6 and 4.3 years; and expected volatility of 146 percent.

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

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


(10)  Retirement Plan

      The Company sponsors a retirement plan under Section 401(k) of the Internal Revenue Code. To participate an employee must meet certain minimum age and length of service requirements. Company contributions to the 401(k) plan are at the discretion of the Board of Directors. The Company made no contribution to the 401(k) plan during 1997, 1996, or 1995.


(11)  Income Taxes

      Income (loss) from continuing operations before income taxes and the related income tax expense consists of the following:

                                               1997         1996         1995
                                            ----------   ----------   ----------

      Income (loss) from continuing
        operations before income           $  436,641    (9,554,400)  1,652,366
        taxes
                                            ==========   ==========   ==========
      Current:
         Federal                           $        -             -           -
         State                                      -             -           -
      Deferred:
         Federal                                    -             -     670,002
         State                                      -             -      57,430
                                            ----------   ----------   ----------
               Total                       $        -             -     727,432
                                            ==========   ==========   ==========

      Differences between income taxes attributable to continuing operations at the statutory federal income tax rate and the Company's effective tax rate of 34 percent are as follows:

                                              1997         1996         1995
                                           ----------   -----------  ----------
      Tax at federal statutory rate       $  148,458    (3,248,496)    561,804
      State income taxes, net of federal
        tax benefit                                -             -      37,585
      Amortization and impairment of
        certain intangible assets                  -     1,218,422      82,832
      Change in valuation allowance         (187,617)    1,994,606           -
      Other, net                              39,159        35,468      45,211
                                           ----------   -----------  ----------
                                          $        -             -     727,432
                                           ==========   ===========  ==========

      Effective income tax rate                  00.0%        00.0 %       43.7%

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


(11)  Income Taxes (continued)

      Components of deferred income tax assets and liabilities at June 30, 1997 and 1996, are as follows:

                                                          1997          1996
                                                       -----------   ----------
          Deferred tax assets:
            Net operating losses                      $ 1,819,558     3,874,398
            Certain accrued liabilities                   562,482     1,588,166
            Allowance for uncollectible accounts           86,105       616,853
            Differences in deductible goodwill            780,196       844,960
            Alternative minimum tax credit                118,349             -
            Other, net                                          -         4,839
                                                       -----------   ----------
                                                        3,366,690     6,929,216
          Less valuation allowance                     (2,781,937)   (5,754,884)
                                                       -----------   ----------
                                                          584,753     1,174,332
                                                       -----------   ----------
             Deferred tax liabilities:
            Capitalized software costs                   (339,710)     (902,312)
            Depreciation of property and equipment       (133,441)     (272,020)
            Other, net                                   (111,602)            -
                                                       -----------   ----------
                                                         (584,753)   (1,174,332)
                                                       -----------   ----------
          Net deferred tax asset (liability)          $         -             -
                                                       ===========   ==========

      The Company has net operating loss carryforwards of approximately $4,500,000 for income tax purposes which expire in years through 2011. The utilization of approximately $260,000 of these net operating losses were obtained from the acquisition of businesses and is subject to limitation under the Internal Revenue Code Section 382, although management believes that these net operating losses will become available for utilization prior to their expiration.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, CTI will need to generate future taxable income of approximately $5,000,000 prior to the expiration of the net operating loss carryforwards in 2011. Due to the uncertainty of the ultimate realization of the deferred tax assets, the Company has recorded a valuation allowance against these assets of $2,781,937 at June 30, 1997, a decrease of $2,972,947 from the $5,754,884 valuation allowance at June 30, 1996. At June 30, 1996, the valuation allowance was increased $5,658,270 over the prior year.

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


(12)  Leasing Arrangements

      The Company leases substantially all of its office facilities under noncancelable operating leases. One of these leases is with a company controlled by an officer and director of the Company. The Company also leases certain of its property and equipment under both capital and noncancelable operating leases.

        Future minimum lease payments under capital and noncancelable operating leases as of June 30, 1997, are as follows:

                                                              Operating leases
                                                   ----------------------------------------

                                                                           Discontinued
                                             Continuing operations          operations
                                        ------------------------------  -------------------
                                         Capital     Third    Related           ThiRelated
                                         leases     parties    party            partparty
                                        ---------  --------  ---------  --------  ---------
          Year ending June 30:
            1998                       $ 191,117    102,190   258,020    125,488    19,025
            1999                          89,862     53,345   270,921    185,500         -
            2000                          39,061     53,580   284,467          -         -
            2001                               -     53,580   298,690          -         -
            2002                               -      8,930   313,625          -         -
            Thereafter                         -          -   913,149          -         -
                                        ---------  --------  ---------  --------  ---------
                Total minimum lease      320,040  $ 271,625 2,338,872    310,988    19,025
                  payments
                                                   ========  =========  ========  =========

          Less amount representing
          interest                        38,651
                                        ---------

                Present value of net
                  minimum
                  capital lease
                  payments               281,389

          Less current installments
            of obligations under
            capital leases               163,148
                                        =========

                                       $ 118,241
                                        =========

      Total rent expense under operating leases from continuing operations was $611,135 in 1997, $1,174,000 in 1996, and $1,047,000 in 1995, including rent expense of $332,225 in 1997,  $324,000 in 1996,  and $364,000 in 1995
      under the lease with a company controlled by an officer and director of the Company.


(13)  Related Party Transactions

      (a)  Receivables from related parties consist of the following:
                                                              1997       1996
                                                            --------   ---------

            8.5% note with a  stockholder  and employee
              of the Company, interest payable annually,
              principal   due   upon   termination   of
              employment,  secured  by 10,000 shares of
              CTI stock                                    $  52,440     49,315


            Noninterest bearing advances to a stockholder
              of the Company, repaid in August 1996                -     44,386
                                                            --------   ---------

                                                           $  52,440     93,701
                                                            ========   =========

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


(13)  Related Party Transactions (continued)

      (b)  Payables to related parties

           At June 30, 1996, payables to related parties principally consist of amounts remaining to be paid on the acquisitions of Versyss Data Systems ($540,384), Benchmark of Virginia ($424,014), Source Computing ($175,000), and Workgroup Designs ($28,000). All of these amounts were paid during the fiscal year ending to June 30, 1997.

      (c)  Relocation agreement

           In conjunction with the acquisition of VDS, the Company entered into a relocation agreement with a then current officer, director and stockholder under which the Company 1) agreed to advance $6,000 per month to be repaid on September 30, 1997, 2) agreed to pay additional compensation of $100,000 and, 3) agreed to issue him options to purchase 200,000 shares of common stock at an exercise price of $2.50 per share. During the fiscal year ending June 30, 1997, the Company entered into a termination agreement, which amended the relocation agreement. Under the terms of the termination agreement, the Company is to 1) pay the former officer $300,000 in monthly installments of $12,500 per month beginning in January of 1997 as severance pay and compensation for a noncompetition agreement, 2) forgive debts owed to the Company of approximately $140,000, and 3) pay the former officer $12,000 for moving expenses. In return the former officer, 1) returned 25,000 shares of CTI stock, 2) returned the option to purchase 200,000 shares of CTI for $2.50 per share, 3) returned an option to purchase 100,000 shares of CTI stock for $1.80, and 4) agreed to waive all rights related to the relocation agreement.


(14)  Commitments and Contingent Liabilities

      (a)  Employment contracts

           The Company has employment agreements with certain of its management personnel. These agreements generally continue until terminated by the employee or by the Company, and generally provide for salary continuation for a limited period of time after termination. In the case of three executives, their employment agreements provide remaining employment terms of three to eight years, although the Company may terminate the agreements for payments ranging from $200,000 to $500,000. Additionally, in the event of termination of one employment agreement, the Company would be required to 1) cause all loans guaranteed by the employee to be repaid or to obtain releases of the guarantees (note 5), and 2) to redeem 500,000 shares of common stock held by the employee at the bid price of the stock. As of June 30, 1996, the Company has agreed to the termination of two of the executives. Related severance compensation of $200,000 for one executive is accrued in loss on disposal of discontinued operations (notes 4 and 13) and $500,000 has been recorded as a nonrecurring charge for the other executive (note 16). During 1997, the Company paid $575,000 of the severance compensation, leaving a balance of $150,000 which is recorded in the net liabilities of discounted operations at June 30, 1997.

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


(14)  Commitments and Contingent Liabilities (continued)

      (b)  Legal matters

           The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management and legal counsel, such matters will not have a material effect on the financial position or results of operations of the Company.


(15)  Supplemental Cash Flow Information

      The Company has completed several business acquisitions during the years ended June 30, 1996 and 1995. For all acquisitions described in note 3 accounted for using the purchase method, a summary of the purchase prices paid, fair value of assets acquired, and liabilities assumed related to all acquisitions is as follows:

                                                                        1996         1995
                                                                     ----------   -----------

            Fair value of assets acquired                          $  2,988,610    15,051,322
            Less cash acquired                                         (133,293)     (633,081)
            Liabilities assumed and minority interest                (1,470,494)  (10,370,022)
            Issuance of common and preferred stock                   (1,336,589)   (3,968,853)
                                                                     ==========   ===========

            Cash paid for business acquisitions,
              including acquisition costs, less cash               $     48,234        79,366
              acquired
                                                                     ==========   ===========

                                                           1997         1996         1995
                                                        ----------   -----------  -----------
            Cash paid during the year for:
               Interest                               $   276,900      419,410      348,663
               Income taxes                                 7,424       70,450            -

      The Company entered into additional noncash financing activities from obligations under capital lease in the amount of $112,252 and $214,425 during the years ended June 30, 1997 and 1996, respectively.

                             CUSA TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements


(16)  Nonrecurring Charges

      As a result of operating losses incurred during the fiscal year ending June 30, 1996, the Company completed an evaluation of impairment of its software development and acquisition costs, and the excess of purchase price over fair value of net tangible and identifiable intangible assets acquired in business combinations. In this evaluation, the carrying value of these assets were compared to the specific future estimated discounted cash flows net of expenses to which these assets relate. Based on this analysis, the following nonrecurring charges, principally related to the credit union segment, have been provided in the accompanying consolidated statement of operations for the year ended June 30, 1996:

           Impairment of excess of purchase price over fair
             value of assets acquired                             $ 5,447,810

           Impairment of software development and acquisition
             costs                                                    846,533
                                                                    ----------

                                                                  $ 6,294,343
                                                                    ==========

      Prior to June 30, 1996, the Board of Directors committed the Company to terminate the employment contract of an employee/director (note 14(a)). The Company has agreed to pay the required severance and salary of the employee until the planned severance date. At June 30, 1996, the Company has accrued $611,000 as a nonrecurring charge, representing the severance, one half of his annual salary, plus related payroll taxes and benefits. The accrued expenses were paid in the fiscal year ended June 30, 1997.

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors and Stockholders
CUSA Technologies, Inc.:


Under date of October 9, 1997, we reported on the consolidated balance sheets of CUSA Technologies, Inc. (the Company) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                  KPMG Peat Marwick LLP


Salt Lake City, Utah
October 9, 1997


                                                                     Schedule II
                             CUSA TECHNOLOGIES, INC.

                      Valuation and Qualifying Accounts(1)

                            Year ended June 30, 1997


                                                             Additions
                                                Balance at   charged to    Charges    Balance at
                                                beginning     cost and     against      end of
                                                 of year      expenses    allowance     of year
                                                ----------   ----------  ----------   ----------

Allowance for doubtful accounts receivables    $  495,000     (274,000)          -      221,000
                                                ==========   ==========  ==========   ==========

Accumulated amortization of software
  development and acquisition costs            $  411,142      408,132           -      819,274
                                                ==========   ==========  ==========   ==========


                            Year ended June 30, 1996

                                                             Additions
                                                Balance at   charged to    Charges    Balance at
                                                beginning     cost and     against      end of
                                                 of year      expenses    allowance     of year
                                                ----------   ----------  ----------   ----------

Allowance for doubtful accounts receivables    $   83,894      451,249      40,143      495,000
                                                ==========   ==========  ==========   ==========

Accumulated amortization of software
  development and acquisition costs            $  367,429      684,232     640,519      411,142
                                                ==========   ==========  ==========   ==========

Accumulated amortization of excess purchase
  price over fair value of net tangible and
  identifiable intangible assets acquired (2)  $  364,146      360,209     724,355            -
                                                ==========   ==========  ==========   ==========


(1) Disclosures included in this Schedule II relate to assets and operations of continuing operations as described in the footnotes to the financial statements.

(2) As discussed in note 16 to the financial statements, the Company wrote off excess of purchase price over fair value of net tangible and identifiable intangible assets acquired and certain software development and acquisition costs.

(3) Disclosures are presented for the years ended June 30, 1997 and 1996. For the year ended June 30, 1995, the Company reported pursuant to Regulation SB and was not required to include Schedule II in its filings.