Form 10-Q
period 1997-09-30
CUSA TECHNOLOGIES INC
filed 1997-11-13
CIK 818073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

                       Commission File Number: 33-15370-D
                                   -----------

                             CUSA Technologies, Inc.
          ------------------------------------------------------------
             (Exact name of the registrant as specified in charter)

                    Nevada                       87-0439511
          --------------------------     -----------------------------
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

                                           Yes    X        No
                                               -------        -------

                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

                            Yes    X        No
                                -------        -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 1997 the Issuer had 15,289,437 shares of its common stock, par value $0.001 per share, issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CUSA Technologies, Inc. (the "Company"), has included the consolidated balance sheets of the Company and its subsidiaries as of September 30, 1997 (unaudited) and June 30, 1997 (the end of the Company's most recent fiscal year) and unaudited consolidated statements of operations and cash flows for the three months ended September 30, 1997 and 1996 together with unaudited consolidated condensed notes thereto.

In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended June 30, 1997.


CUSA TECHNOLOGIES, INC.
Consolidated Balance Sheets



                                                            (Unaudited)
                                                            September 30,       June 30,
                                                                1997             1997
                                                            -------------    ------------
Assets
Current Assets:
  Cash and cash equivalents                              $     1,372,151       2,861,994
  Trade accounts receivable, net of allowance for
    doubtful accounts                                          2,611,265       2,489,176
  Inventories                                                    562,118         370,479
  Prepaid expenses and other assets                              293,305         313,991
  Net assets of discontinued operations                          170,314

    Total current assets                                       5,009,153       6,035,640

Property and equipment :
  Buildings and improvements                                     134,836         134,836
  Furniture, fixtures and equipment                            2,369,888       2,332,357
  Other                                                          758,834         721,450

    Total property and equipment                               3,263,558       3,188,643

  Less accumulated depreciation and amortization               1,685,256       1,528,951

    Net property and equipment                                 1,578,302       1,659,692

Equipment under capital lease obligations, net                   237,781         259,255

Receivables from related parties                                  52,440          52,440

Software development and acquisition costs, net                1,713,841       1,659,398

Other assets                                                      73,047          73,047

                                                         $     8,664,564       9,739,472


See accompanying notes to consolidated financial statements.


CUSA TECHNOLOGIES, INC.
Consolidated Balance Sheets



                                                                          (Unaudited)
                                                                         September 30,       June 30,
                                                                             1997              1997
                                                                         -------------    ------------
Liabilities and Stockholders'  Deficit
Current liabilities:
  Current installments of long-term debt                              $        28,035          29,367
  Current installments of obligations under capital leases                    131,479         163,148
  Accounts payable                                                          1,619,697       1,760,421
  Accrued liabilities                                                       1,859,396       1,698,865
  Customer deposits                                                         1,196,391       1,622,469
  Income taxes payable                                                        346,168         485,480
  Net liabilities of discontinued operations                                        -         304,464
  Deferred revenue                                                          4,867,508       5,506,377
    Total current liabilities                                              10,048,674      11,570,591

Obligations under capital leases, excluding current installments              120,932         118,241

    Total liabilities                                                      10,169,606      11,688,832

Commitments and contingent liabilities                                              -

Stockholders' deficit:
  1994 Series convertible preferred stock, $.001  par value
    authorized 1,500,000 shares; issued and outstanding 1,0                     1,000           1,000
  Common stock,  $.001 par value; authorized 25,000,000 shares;
    issued and outstanding 15,289,437 at September 30, 1997 and
    June 30, 1997                                                              15,289          15,289
  Additional paid-in capital                                               16,347,576      16,347,576
  Accumulated deficit                                                     (17,868,907)    (18,313,225)
    Total stockholders' deficit                                            (1,505,042)     (1,949,360)

                                                                      $     8,664,564       9,739,472

See accompanying notes to consolidated financial statements.


CUSA TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Unaudited)
Three months ended September 30,



                                                                                      1997          1996
                                                                                    ---------     ---------
Net revenues:
  Hardware and software sales                                                   $   2,493,451     1,685,799
  Support, maintenance and other services                                           4,085,071     3,986,101
    Total revenues                                                                  6,578,522     5,671,900

Cost of goods sold and other direct costs:
  Hardware and software                                                               969,386       711,554
  Support, maintenance and other services                                           2,656,952     2,641,258
    Total cost of goods sold and other direct costs                                 3,626,338     3,352,812

    Gross profit                                                                    2,952,184     2,319,088

Product development costs                                                             691,153       495,489
Selling, general and administrative  expenses                                       1,806,276     2,552,308

    Operating income (loss)                                                           454,755      (728,709)

Other income (expense):
  Interest expense                                                                    (13,670)     (100,738)
  Interest income and other, net                                                       29,894        (6,568)

    Income (loss) from continuing operations before income taxes                      470,979      (836,015)

Income tax expense                                                                          -             -

Income (loss) from continuing operations                                              470,979      (836,015)

Loss from discontinued operations, net of income taxes                                      -      (110,459)

Income (loss) from disposal of discontinued operations, net of income taxes             3,339       (81,721)

    Net income (loss)                                                           $     474,318    (1,028,195)

Income (loss) per common and common equivalent share :
  Primary and fully diluted
    From continuing operations                                                  $        0.03         (0.10)
    From discontinued operations                                                $        0.00         (0.02)

Weighted average common and common equivalent shares
  Primary and fully diluted                                                        15,289,437     8,917,718


See accompanying notes to consolidated financial statements.



CUSA TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)
Three months ended September 30,

                                                                                 1997         1996
                                                                               --------     --------
Cash flows from operating activities:
Income (loss) from continuing operations                                   $    470,979     (836,015)
Adjustments to reconcile income (loss) from
  continuing operations to net cash used in
  operating activities:
    Depreciation and amortization                                               317,978      274,224
    Provision for doubtful accounts                                                   -       30,275
    Net change in current assets and liabilities:
      Trade accounts receivable                                                (122,089)    (854,962)
      Inventories                                                              (191,639)    (108,268)
      Prepaids expenses and other assets                                         20,686     (154,334)
      Accounts payable and accrued liabilities                                  (10,194)  (2,290,603)
      Customer deposits                                                        (426,078)      73,735
      Income taxes payable                                                     (139,311)      (5,405)
      Deferred revenue                                                         (638,869)    (530,602)
      Net cash used in continuing operating activities                         (718,537)  (4,401,955)

Net cash used in discontinued operations                                       (471,439)  (1,437,003)

      Net cash used in operating activities                                  (1,189,976)  (5,838,958)

Cash flows from investing activities:
    Software development costs                                                 (189,944)    (124,695)
    Capital expenditures                                                        (83,483)    (238,807)
    Advances to related parties                                                       -      (94,633)
    Decrease in other assets                                                          -        5,021
      Net cash used in investing activities                                    (273,427)    (453,114)

Cash flows from financing activities:
    Net borrowings under lines of credit                                              -      237,041
    Repayments of obligations under capital leases                              (28,978)     (33,009)
    Repayment of long-term debt with related parties                                  -   (1,167,398)
    Proceeds from the sales of assets                                             3,870            -
    Repayments of long-term debt                                                 (1,332)    (776,412)
    Preferred dividend distributions                                                  -      (30,000)
    Net cash provided by financing activities of discontinued operations              -    7,650,000
      Net cash provided by (used in)  financing activities                      (26,440)   5,880,222

      Net decrease in cash                                                   (1,489,843)    (411,850)

Cash and cash equivalents at beginning of period                              2,861,994      583,080

Cash and cash equivalents at end of period                                 $  1,372,151      171,230




See accompanying notes to consolidated financial statements.

                             CUSA TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)




(1) Basis of Presentation
-------------------------

The accompanying unaudited consolidated financial statements of CUSA Technologies, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's latest report on Form 10-K for the year ended June 30, 1997. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of September 30, 1997 and its consolidated results of operations and cash flows for the three months ended September 30, 1997 and 1996. The results of operations for the three months ended September 30, 1997 may not be indicative of the results that may be expected for the year ending June 30, 1998.


(2) Liquidity
-------------

During the three months ended September 30, 1997, the Company had income from continuing operations of $470,979 and income from disposal of discontinued operations of $3,339, used cash in operating activities of $1,190,027, including cash used in discontinued operations of $471,439. During the three-months ending September 30, 1997, the accrued liabilities of discontinued operations have been substantially reduced. In most cases the reduction has come through the payment in cash to settle the accrued obligations. These cash settlements should reduce the uncertainty surrounding the estimates of the accrued contingent obligations of the discontinued operations.

At September 30, 1997 the Company had a stockholders' deficit of $1,505,042. Management implemented plans in late 1996 to return the Company to profitable operations and a positive cash flow. Although the Company has a stockholders' deficit and used cash from operations, in the opinion of management the plans implemented during the past nine months will permit the Company to meet its operating and debt cash requirements, at least through the next year. The Company is subject to many uncertainties over which management has limited control, any one of which could adversely affect the Company's operating cash flows, and thus create cash flow problems for the Company.

                            CUSA TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



(3) Discontinued Operations
----------------------------

As part of an overall business plan, the Board of Directors and management have decided to concentrate the Company's business activities on credit union business. Consequently, the following divisions have been discontinued:

      (a)Medical and Commercial Software Divisions
      --------------------------------------------

         In June 1996, the Board of Directors of the Company committed to dispose of the business and assets of the medical and commercial software divisions. On July 2, 1996, the Company entered into an asset purchase agreement with Physician Computer Network, Inc. (PCN) whereby PCN agreed to acquire substantially all of the assets and assume certain liabilities of the medical and commercial software divisions.

         In June 1996, upon adoption of the plan to dispose of the medical and commercial software divisions, the Company recorded a provision for the estimated loss on the disposal of the divisions in the amount of $2,494,451. The provision related to the expected loss on the sale to PCN (net of disposal costs), severance benefits to division employees, certain occupancy costs under non-cancelable leases, and anticipated future losses related to assets and operations not sold to PCN until their ultimate disposition. The reported loss provision is based on certain management estimates and assumptions. Actual results could differ from the estimated loss provision recorded. As estimates and assumptions are adjusted or as actual results occur, the loss provision is adjusted and accordingly, is reported in the current period as additional gain or loss on disposal. During the three- month period ended September 30, 1997 no additional losses related to the medical and commercial software divisions have been recorded. During the three month period ended September 30, 1996, the Company recorded additional losses on the disposal of the divisions in the amount of $81,721.

      (b)Rental Software and Real-estate Rental Divisions
      ---------------------------------------------------

         In March of 1997, the Board of Directors of the Company committed to dispose of the business and assets of the equipment rental software and real estate rental divisions. In the accompanying consolidated statement of operations, net losses from these divisions for the three-month period ending September 30, 1996 have been reclassified to be consistent with the September 30, 1997 personation. All assets and liabilities from these divisions were disposed of prior to June 30, 1997, and the Company did not record any net income or loss from these divisions during the three-month period ending September 30, 1997.
         The Company does not expect any future losses from these divisions.

      (c)Surgery Centers
      ------------------

         In June of 1997, the Board of Directors of the Company committed to dispose of the business and assets of the surgery centers. As of September 30, 1997 the Company had not completed the disposal. Therefore, in the September 30, 1997 balance sheet the net assets of discontinued operations included approximately $440,000 in net assets from the surgery centers. During the three-months ending September 30, 1997 and 1996, the Company recorded income from the surgery centers of $3,339 and $21,757, respectively, which is included in Income (loss) from disposal of discontinued operations, net of income taxes, in the accompanying consolidated statements of operations

     The medical, commercial, and equipment rental software, the real estate rental, and the surgery center divisions have been accounted for as discontinued operations, and accordingly, the results of their operations are segregated from continuing operations in the accompanying statements of operations. Revenue, operating costs and expenses, other income and expense, and income taxes of these divisions for the three month periods

                            CUSA TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)




     ended September 30, 1997 and 1996, have been reclassified as discontinued operations. No allocation of general corporate overhead has been made to discontinued operations related to these divisions.

     Summary operating results of discontinued operations for the medical, commercial, and equipment rental software, the real-estate rental, and the surgery center divisions for the three months ending September 30, 1997 and 1996 are as follows:

                                                        1997           1996
                                                     ----------     ----------
         Revenues                                    $   77,553        548,586
                                                     ==========     ==========
         Gross Profit                                $   10,924        254,906
                                                     ==========     ==========
         Income (loss) before income taxes           $    3,339       (192,180)

            Income tax benefit                       $       -0-            -0-
                                                     ----------     ----------
         Income (loss) from discontinued operations  $    3,339       (192,180)
                                                     ==========     ==========

The remaining assets and liabilities related to the discontinued operations have been separately classified on the balance sheets as net assets (or net liabilities) of discontinued operations. A summary of these assets and liabilities as of September 30, 1997 is as follows:

         Assets:
           Trade accounts receivable, net                     $     101,096
            Other receivables                                       818,870
            Inventory                                                10,000
            Fixed assets, net                                        53,750
                                                              -------------
                  Total assets                                      983,716
                                                              -------------
         Liabilities:
           Accounts Payable and accrued liabilities                 813,402
                                                              -------------
           Net assets of discontinued operations              $     170,314
                                                              =============

(4) Income (loss) per Share
---------------------------

Income or loss per common and common equivalent share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period, including common equivalent shares (if dilutive). Common equivalent shares include stock options, convertible preferred stock and convertible debt. Income used in this calculation is reduced (loss is increased) by the dividends paid to preferred stockholders. During the period ending September 30, 1997 primary and fully diluted income per common and common equivalent share were the same. Since the three-month period ending September 30, 1996 resulted in a loss only primary earnings per share were calculated since a fully diluted earnings per share calculation would have been anti-dilutive.

(5) Contingent Liabilities
--------------------------

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management and legal counsel, such matters will not have a material effect on the financial position or results of operations of the Company.

                            CUSA TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)





(6) Subsequent Event
--------------------

On November 4, 1997 the Company announced that it had signed a definitive Agreement and Plan of Merger, which provides for the acquisition of the Company by Fiserv, Inc. (Fiserv) in an all-stock transaction valued at approximately $25 million (the Merger). Under the terms of the agreement Fiserv will acquire all of the outstanding shares of the Company (estimated to number 18,452,000 at the closing) for approximately $1.35 per share, subject to a "holdback" of an amount of Fiserv shares worth approximately $3 million. The "holdback" shares will be placed in escrow in respect of any claims arising from certain contingencies. The transaction will be accounted for as a pooling of interests. The exact number of Fiserv shares to be exchanged for each CUSA share will be determined by dividing approximately $1.35 by the average closing price of Fiserv's common stock during the 20 trading days-ending on the second trading day prior to the effective date of the Merger. The agreement is subject to all normal conditions to closing including receipt of all necessary regulatory consents and the Company's shareholder approval. The obligation of Fiserv to complete the Merger is subject to certain conditions including, but not limited to, the redemption by the Company of the 1994 Series Preferred Stock and the completion of the previously approved disposal of the Company's surgery center business unit.

In connection with the execution of the definitive agreement, Richard N. Beckstrand (chief executive officer, chairman of the Board of Directors, and principal shareholder, "the Investor"), executed an irrevocable proxy allowing Fiserv the power to vote the Investor's sixty nine percent beneficial ownership in favor of the Merger Agreement.

The Merger is structured as a tax-free reorganization under Section 368(a)(1)(A) and (a)(2)(D) of the Internal Revenue Code of 1986, as amended, and thus will be tax free to the CUSA shareholders. However, if the all stock merger cannot be accounted for as a "pooling of interests," the Merger will be converted from all stock to cash-for-stock and will be taxable to the CUSA shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In June of 1994, the Company entered into the credit union software business through the acquisition of CUSA, Inc. ("CUSA") and the credit union software division of CUSA's largest distributor. From June of 1994 to July of 1995, the Company acquired most of the distributors of the CUSA software, some of which were distributors of software products in the medical, commercial, and equipment rental markets. In June of 1996, the Company disposed of the business and assets of the Company's medical and commercial software divisions through a sale of assets to Physician Computer Network, Inc. ("PCN"). In 1997, the Company sold the equipment rental software division and an office rental complex, which was acquired by the Company in June of 1994. The Company has also decided to dispose of the surgery center business, which it acquired in 1993 prior to entering the credit union market. Upon the completion of the divestiture of the medical, commercial, and equipment rental software divisions, the office rental complex, and the surgery center business, the Company's resources will be singly focused on the development and expansion of its credit union software business. (In this item, all references to the "first quarter" refer to the first quarter of the Company's fiscal year (quarter ended September 30.))

Net revenues
------------

The Company's net revenues from continuing operations increased 16 percent from $5.7 million in the first quarter of 1997 to $6.6 million in the first quarter of 1998. Revenues from hardware and software sales increased 48 percent from $1.7 million in the first quarter of 1997 to $2.5 million in the first quarter of 1998. The increase is the result of a positive market acceptance of the Company's Reliance credit union management software and the Company's new PC based workstation modules. Revenues from support, maintenance and other services increased 2.5 percent from $4 million in the first quarter of 1997 to $4.1 million in the first quarter of 1998. The increase is due largely to new annual maintenance billings related to the Reliance software systems sold in fiscal 1997 and the first quarter of 1998. Revenues are derived from computer system sales, hardware maintenance and software support, and the sale of products, which are related to the Company's computer systems such as statement printing, disaster recovery, and microfiche services.

Gross margin
------------

The hardware and software  gross margin  increased  from 57.8 percent in 1997 to
61.1 percent in 1998. In the same period, the gross margin from support, maintenance and other services revenue increased from 33.7 percent to 35.0 percent. The increase in the hardware and software gross margin is primarily attributable to a shift in the sales mix towards the more profitable software sales. The increase in the gross profit margin from support, maintenance and other services revenue is due to management cost control measures and the more efficient utilization of resources. Costs of goods sold consist of the cost of hardware and software purchased for resale, the amortization of capitalized software development costs, and the expense of supporting and installing the systems sold.

Product development costs
-------------------------

Product   development  costs  represent  the  uncapitalized  costs  of  software development. Uncapitalized costs include research and development, minor enhancements to operational systems and maintenance software upgrades. As expected, product development costs increased 39 percent from $495 thousand in the first quarter of 1997 to $691 thousand in the first quarter of 1998. The increase reflects the Company's commitment to continue to improve current products and to invest in the research and development of new products.

Selling, general and administrative costs
-----------------------------------------

The selling, general, and administrative expenses for the Company decreased 29 percent from $2.55 million in the first quarter of 1997, to $1.81 million in the first quarter of 1998. The decrease is a result of a reduction of staff, management personnel, and office locations related to the continuing operations. It is anticipated that the selling, general, and administrative costs will not decrease significantly from the current level during 1998.

Interest and income tax expense
-------------------------------

Interest expense decreased 86 percent in the first quarter of 1997 when compared to the first quarter of 1998. The decrease was due primarily to a decrease in average debt outstanding.

Income tax expense for both 1997 and 1998 for continuing operations was zero, due to the significant loss in 1996 and the utilization of 1996 income tax loss carry forwards in these periods.

Discontinued Operations
-----------------------

The income (loss) from disposal of discontinued operations, net of income taxes reported in the first quarter of 1998 included only the operations and the anticipated loss from the disposal of the discontinued surgery center business. The loss from discontinued operations, net of income taxes, and the income
(loss) from disposal of discontinued operations, net of income taxes, reported in the first quarter of 1997 included the medical, commercial, and equipment rental software divisions, the office rental complex division, and the surgery center division. There were no operations or losses recorded in the first quarter of 1998 related to the medical, commercial, or equipment rental software divisions, or the office rental complex division. Additional losses related to the disposed divisions are not anticipated, however no assurance can be given that unexpected costs related to these discontinued divisions will not occur.

Capital Resources and Liquidity

At September 30, 1997, the Company had current assets of $5 million and current liabilities of $10 million. The current liabilities include $4.9 million of deferred revenue, which primarily represents payments received for services to be provided over the remaining term of software and hardware maintenance contracts (generally one year).

Losses from operations in 1996 and the first quarter of 1997 caused the Company to be in violation of certain loan covenants with its primary lender and raised concerns among employees, stockholders, and some customers. In order to address these circumstances, the board of directors decided to seek equity financing. On January 24, 1997, the Company entered into a Stock Purchase and Sale Agreement (the Agreement) whereby it agreed to sell 8,648,649 shares of its common stock, representing 49 percent of the common stock to be outstanding after the completion of the sale, for $8.0 million in cash. The Agreement was between the Company and the Investor. In February 1997, the Company received $6.0 million of the purchase price which was used to retire certain current liabilities and long-term debt. The Company anticipates that the remaining $2.0 million will be received in fiscal 1998 which the Company plans to use to redeem the 1994 Series Convertible Preferred Stock. Upon completion of the transaction, the Investor's beneficial ownership interest increased to approximately sixty nine percent. The transaction was negotiated between the Investor and an independent committee of the board of directors. During the past fifteen months, the Company reduced its total liabilities from $20.3 million at June 1996 to $10.2 million at September 1997.

As part of the overall business plan implemented during 1997, management reduced the overall corporate overhead included in selling, general and administrative expenses from $2.55 million for the first quarter of 1997 to $1.81 million for the first quarter of 1998. Income from continuing operations increased from a loss of $836,015 for the first quarter of 1997 to income of $470,979 in the first quarter of 1998. In the fiscal year ending June 1998, the Company expects operating results and cash flows to improve as the disposal of the non-profitable business units are completed and management focuses on the credit union business. The Company believes that cash flow will be sufficient to permit the Company to meet its cash requirements through the up coming year.

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


ITEM 5.  OTHER INFORMATION

On November 4, 1997, the Company and Fiserv Incorporated signed a definitive Agreement and Plan of Merger (the "Merger Agreement) which provides for the acquisition of the Company by Fiserv in an all-stock transaction valued at approximately $25 million (the "Merger"). Under the agreement each of the Company's shares (estimated to number 18,452,000 at the closing) will be exchanged for approximately $1.35 worth of Fiserv shares, subject to a "holdback" of an amount of Fiserv shares worth approximately $3,000,000. The "holdback" shares are to be placed in escrow in respect of any claims arising from certain contingencies. The exact number of Fiserv shares to be exchanged for each CUSA share will be determined by dividing approximately $1.35 by the average closing price of Fiserv stock during the 20 trading days ending on the second trading day prior to the effective date of the Merger.

Each party's obligation to complete the Merger is subject to certain conditions precedent including the affirmative vote of the shareholders of the Company and the effectiveness of a Registration Statement covering the Fiserv shares to be used in the Merger. The obligation of Fiserv to complete the Merger is subject to certain conditions precedent, including but not limited to the redemption by the Company of the 1994 Series Preferred Stock and the completion of the previously approved disposal of the Company's surgery center business unit.

In connection with the execution of the definitive agreement, the Investor executed an irrevocable proxy allowing Fiserv the power to vote the Investor's sixty nine percent beneficial ownership in favor of the Merger Agreement.

The Merger is structured as a tax-free reorganization under Section 368(a)(1)(A) and (a)(2)(D) of the Internal Revenue Code of 1986, as amended, and thus will be tax free to the CUSA shareholders. However, if the all stock merger cannot be accounted for as a "pooling of interests," the Merger will be converted from all stock to cash-for-stock and will be taxable to the CUSA shareholders.

Fiserv is currently preparing a registration statement, including a proxy/prospectus, prepared by the Company, for review by the Securities and Exchange Commission. Following such review, the proxy/prospectus will be mailed to each of the Company's shareholders, and a meeting of the shareholders of the Company will be held. A majority vote of the Company's outstanding shares is required for approval. The Company expects the transaction to be completed in two to three months.

Fiserv, Inc. is an independent provider of financial data processing systems and related information management services and products to more than 5,000 banks, credit unions, mortgage firms and savings institutions worldwide. Fiserv currently employs approximately 10,000 financial service professionals company-wide, skilled in providing information management and financial services. A publicly held company headquartered in Brookfield, Wis., Fiserv is traded on the NASDAQ National Market under the symbol FISV.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

The following exhibits are included as part of this report:

Exhibit                  SEC Ref
Number                   Number                        Title of Document
-------                  -------                      -------------------
                         None.

(b) Reports on Form 8-K.

                         None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934 as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 11, 1997


CUSA Technologies, Inc.



------------------------------------------------------
D. Jeff Peck, Principal Accounting Officer