Form 10-Q
period 1997-12-31
CUSA TECHNOLOGIES INC
filed 1998-02-17
CIK 818073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1997

                       Commission File Number: 33-15370-D
                                               -----------

                             CUSA Technologies, Inc.
          ------------------------------------------------------------
             (Exact name of the registrant as specified in charter)

                   Nevada                       87-0439511
          ---------------------------  -------------------------------
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

                             Yes _______ No ________


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 17, 1998 the Issuer had 15,289,437 shares of its common stock, par value $0.001 per share, issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CUSA Technologies, Inc. (the "Company"), has included the consolidated balance sheets of the Company and its subsidiaries as of December 31, 1997 (unaudited) and June 30, 1997 (the end of the Company's most recent fiscal year), the unaudited consolidated statements of operations and cash flows for the six months ended December 31, 1998 and 1997 and the unaudited consolidated statements of operations for the three months ended December 31, 1998 and 1997 together with unaudited condensed notes thereto.

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

                             CUSA TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                                       (Unaudited)
                                                       December 31,    June 30,
                                                           1997          1997
                                                       -----------   -----------
                                     Assets
                                     ------
Current Assets:
     Cash                                              $ 1,490,169     2,861,994
     Trade accounts receivable, net of allowance for
        doubtful accounts                                4,391,475     2,489,176
     Inventories                                           661,576       370,479
     Prepaid expenses and other assets                     308,517       313,991
     Net assets of discontinued operations                 573,745          --
                                                       -----------   -----------

        Total current assets                             7,425,482     6,035,640

Property and equipment :
     Buildings and improvements                            134,836       134,836
     Furniture, fixtures and equipment                   2,303,698     2,332,357
     Other                                                 776,355       721,450
                                                       -----------   -----------

        Total property and equipment                     3,214,889     3,188,643

     Less accumulated depreciation and amortization      1,781,617     1,528,951
                                                       -----------   -----------

        Net property and equipment                       1,433,272     1,659,692

Equipment under capital lease obligations, net             216,860       259,255

Receivables from related parties                            54,369        52,440

Software development and acquisition costs, net          1,945,410     1,659,398

Other assets                                                48,814        73,047
                                                       ===========   ===========
                                                       $11,124,207     9,739,472
                                                       ===========   ===========

The accompanying notes are an integral part of these financial statements.

                                                    CUSA TECHNOLOGIES, INC.
                                                  Consolidated Balance Sheets

                                                                                        (Unaudited)
                                                                                        December 31,             June 30,
                                                                                            1997                   1997
                                                                                     -------------------    --------------------
                     Liabilities and Stockholders' Deficit
                     -------------------------------------
Current liabilities:
     Current installments of long-term debt                                       $                --                    29,367
     Current installments of obligations under capital leases                                   142,326                 163,148
     Accounts payable                                                                         1,543,882               1,760,421
     Accrued liabilities                                                                      1,053,232               1,698,865
     Customer deposits                                                                        2,689,226               1,622,469
     Income taxes payable                                                                       350,597                 485,480
     Net liabilities of discontinued operations                                                    --                   304,464
     Deferred revenue                                                                         5,982,291               5,506,377
                                                                                     -------------------    --------------------
        Total current liabilities                                                            11,761,554              11,570,591


Obligations under capital leases,  excluding current installments                                58,505                 118,241
                                                                                     -------------------    --------------------
        Total liabilities                                                                    11,820,059              11,688,832

Commitments and contingent liabilities                                                             --                      --

Stockholders' deficit:
     Series A convertible preferred stock, $.001  par value;
        authorized 1,500,000 shares; issued and outstanding 1,000,000 shares                      1,000                   1,000
     Common stock,  $.001 par value; authorized 25,000,000 shares;
        issued and outstanding 15,289,437 shares at December 31, 1997 and
        June 30, 1997                                                                            15,289                  15,289
     Additional paid-in capital                                                              16,347,576              16,347,576
     Accumulated deficit                                                                    (17,059,717)            (18,313,225)
                                                                                     -------------------    --------------------
        Total stockholders' deficit                                                            (695,852)             (1,949,360)
                                                                                     -------------------    --------------------
                                                                                 $           11,124,207               9,739,472
                                                                                     ===================    ====================

The accompanying notes are an integral part of these financial statements.

                             CUSA TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                  Three months ended                     Six months ended
                                                                     December 31,                          December 31,
                                                         -------------------------------------  ------------------------------------
                                                               1997                1996               1997               1996
                                                         -----------------   -----------------  -----------------  -----------------
Net revenues:
     Hardware and software sales                         $      2,830,642           2,611,661          5,324,093          4,297,460
     Support, maintenance and other services                    4,173,873           4,380,825          8,258,944          8,366,926
                                                         -----------------   -----------------  -----------------  -----------------
        Total revenues                                          7,004,515           6,992,486         13,583,037         12,664,386
                                                         -----------------   -----------------  -----------------  -----------------

Cost of goods sold and other direct costs:
     Hardware and software                                      1,023,244           1,041,112          1,992,630          1,752,666
     Support, maintenance and other services                    2,576,465           2,729,117          5,233,417          5,370,375
                                                         -----------------   -----------------  -----------------  -----------------
        Total cost of goods sold and other direct costs         3,599,709           3,770,229          7,226,047          7,123,041
                                                         -----------------   -----------------  -----------------  -----------------

        Gross profit                                            3,404,806           3,222,257          6,356,990          5,541,345

Product development costs                                         622,087             592,239          1,313,240          1,087,728
Selling, general and administrative  expenses                   1,971,292           2,429,194          3,777,568          4,981,502

                                                         -----------------   -----------------  -----------------  -----------------
        Operating income (loss)                                   811,427             200,824          1,266,182           (527,885)

Other income (expense):
     Interest income (expense), net                                60,759             (51,196)            47,089           (151,934)
     Other, net                                                   (41,258)              5,931            (11,364)              (637)

                                                         -----------------   -----------------  -----------------  -----------------
        Income (loss) from continuing operations
             before income taxes                                  830,928             155,559          1,301,907           (680,456)

Income tax expense                                                    -                   -                  -                  -

                                                         -----------------   -----------------  -----------------  -----------------
Income (loss) from continuing operations                          830,928             155,559          1,301,907           (680,456)

Loss from discontinued operations, net of income taxes                -               (32,920)                -            (143,379)

Income (loss) from disposal of discontinued operations,
     net of income taxes                                            8,262             (78,455)            11,601           (160,176)

                                                         =================   =================  =================  =================
        Net Income (loss)                                $        839,190              44,184          1,313,508           (984,011)
                                                         =================   =================  =================  =================

Income (loss) per common and common equivalent share:
     Basic earnings per share
        Continuing operations                            $           0.05                0.01               0.08              (0.08)
        Discontinued operations                          $           0.00               (0.01)              0.00              (0.03)
        Net Income (loss)                                $           0.05                0.00               0.09              (0.11)
     Diluted earnings per share
        From continuing operations                       $           0.05                0.01               0.08              (0.08)
        From discontinued operations                     $           0.00               (0.01)              0.00              (0.03)
        Net Income (loss)                                $           0.05                0.00               0.08              (0.11)

Weighted average common and common equivalent shares:
     Basic                                                     15,289,437           8,917,718         15,289,437          8,917,718
     Diluted                                                   16,289,437           9,917,718         16,289,437          8,917,718


The accompanying notes are an integral part of these financial statements.

                                                CUSA TECHNOLOGIES, INC.
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                             Six months ended December 31,

                                                                                      1997                1996
                                                                                -----------------   -----------------
Cash flows from operating activities:
Income (loss) from continuing operations                                     $         1,301,907           (680,456)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
        Depreciation and amortization                                                    599,369             681,142
        Provision for doubtful accounts                                                  (86,854)             (7,710)
        Loss on sale of fixed assets                                                      11,364               --
        Net change in current assets and liabilities:
            Trade accounts receivable                                                 (1,815,445)         (2,096,482)
            Inventories                                                                 (291,097)            (89,045)
            Prepaids expenses and other assets                                             5,474             (30,919)
            Accounts payable and accrued liabilities                                    (924,102)         (2,208,019)
            Customer deposits                                                          1,066,757           1,812,035
            Income taxes payable                                                        (134,882)             (5,441)
            Deferred revenue                                                             475,914           1,041,307
                                                                                -----------------   -----------------
            Net cash provided by (used in) continuing operating activities               208,405          (1,583,588)

Net cash used in discontinued operations                                                (883,279)         (2,044,432)
                                                                                -----------------   -----------------

            Net cash used in operating activities                                       (674,874)         (3,628,020)

Cash flows from investing activities:
        Software development costs                                                      (538,470)           (221,119)
        Capital expenditures                                                             (97,406)           (260,374)
        Advances to related parties                                                        --               (102,546)
        Proceeds from the sale of fixed assets                                             7,946               --
        Decrease (increase) in other assets                                               24,233              (9,941)
        Net cash provided by investing activities of discontinued operations              16,671           7,700,000
                                                                                -----------------   -----------------
            Net cash provided by (used in) investing activities                         (587,026)           7,106,020

Cash flows from financing activities:
        Repayments of obligations under capital leases                                   (80,558)            (79,694)
        Net borrowings under lines of credit                                               --               (662,005)
        Repayment of long-term debt with related parties                                   --             (1,167,398)
        Preferred dividend distributions                                                   --                (60,000)
        Repayments of long-term debt                                                     (29,367)           (824,722)
        Net cash used in financing activities of discontinued operations                   --               (155,128)
                                                                                -----------------   -----------------
            Net cash used in financing activities                                       (109,925)         (2,948,947)

            Net increase (decrease) in cash                                           (1,371,825)            529,053

Cash at the beginning of the period                                                    2,861,994             583,080

                                                                                -----------------   -----------------
Cash at the end of the period                                                $         1,490,169           1,112,133
                                                                                =================   =================




The accompanying notes are an integral part of these financial statements.

                             CUSA TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)




(1) Basis of Presentation
-------------------------

The accompanying unaudited consolidated financial statements of CUSA Technologies, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's latest report on Form 10-K for the year ended June 30, 1997. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's consolidated financial position as of December 31, 1997 and its consolidated results of operations and cash flows for the six months ended December 31, 1997 and 1996. The results of operations for the three and six months ended December 31, 1997 may not be indicative of the results that may be expected for the year ending June 30, 1998.


(2) Liquidity
-------------

During the six months ended December 31, 1997, the Company had income from continuing operations of $1,301,907, income from the disposal of discontinued operations of $11,601, and used cash in operating activities of $674,874, including cash used in discontinued operations of $883,279. During the six-months ending December 31, 1997, the accrued liabilities of discontinued operations were substantially reduced through cash settlements. These cash settlements have reduced the uncertainty surrounding estimates of accrued contingent obligations associated with discontinued operations. At December 31, 1997 the net assets of discontinued operations were $573,745 compared to net liabilities of discontinued operations of $304,464 at June 30, 1997, representing a net decrease in the accrued liabilities of discontinued operations of $878,209 during the six months ended December 31, 1997.

At December 31, 1997 the Company had a stockholders' deficit of $695,852. During fiscal 1997, management implemented a plan to return the Company to profitable operations and a positive cash flow through focusing operations and resources on the credit union software business. Although the Company has a stockholders' deficit at December 31, 1997 and used cash from operations in the six months ended December 31, 1997, in the opinion of management the Company will meet its operating and debt cash requirements, at least through the next twelve months. The Company is subject to many uncertainties over which management has limited control, any one of which could adversely affect the Company's operating cash flows, and thus create cash flow problems for the Company.

                            CUSA TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



(3) Discontinued Operations
---------------------------

As part of an overall business plan, the Board of Directors and management decided to concentrate the Company's business activities on the credit union business. Consequently, the following divisions have been discontinued:

      (a) Medical and Commercial Software Divisions
      ---------------------------------------------

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

         In June 1996, upon adoption of the plan to dispose of the medical and commercial software divisions, the Company recorded a provision for the estimated loss on the disposal of the divisions in the amount of $2,494,451. The provision related to the expected loss on the sale to PCN (net of disposal costs), severance benefits to division employees, certain occupancy costs under non-cancelable leases, and anticipated future losses related to assets and operations not sold to PCN until their ultimate disposition. The reported loss provision was based on certain management estimates and assumptions. In the past, actual results have differed from the estimated loss provision originally recorded, however management believes that all material contingencies related to the discontinued operations have been adequately accrued at December 31, 1997.. As estimates and assumptions are adjusted or as actual results occur, the loss provision is adjusted and accordingly, is reported in the current period as additional gain or loss on the disposal of discontinued operations. During the three and six month periods ended December 31, 1997 no additional losses related to the medical or commercial software divisions were recorded. During the three and six month periods ended December 31, 1996, the Company recorded additional losses on the disposal of the divisions in the amount of $78,455 and $160,176, respectively.

      (b) Rental Software and Real-estate Rental Divisions
      ----------------------------------------------------

         In March of 1997, the Board of Directors of the Company committed to dispose of the business and assets of the equipment rental software and real estate rental divisions. In the accompanying consolidated statements of operations, net losses from these divisions for the three and six month periods ending December 31, 1996 were reclassified from continuing operations to discontinued operations to be consistent with the December 31, 1997 presentation. All assets and liabilities from these divisions were disposed of prior to June 30, 1997. At December 31, 1997, there were $459,193 in notes and other receivables related to the sale of the equipment rental software division which are included in the net assets of discontinued operations.

      (c) Surgery Centers
      -------------------

         Since March of 1997, the Company has been searching for a buyer for it's surgery center business. In June of 1997, the Board of Directors of the Company committed to dispose of the business and assets of the Ford Center for Foot Surgery, Inc. and the Bean Center for Foot Surgery, Inc. (Surgery Centers). As of October 1, 1997 the Company sold the assets related to the Surgery Centers to an entity owned by the Chief Executive Officer, majority shareholder and chairman of the board, and two shareholders of the Company, one of whom is also a member of the board (the Surgery Center Purchasers). The assets were sold for $450,000, represented by two promissory notes secured by 400,000 shares of the Company's common stock. The notes carry an interest rate of eight percent. On December 31, 1997, the Company sold 100% of the common stock of the Surgery Centers to the Surgery Center Purchasers for $10,000. As of December 31, 1997, the Company had a $460,000 receivable, which has been included in the net assets of discontinued operations.

                            CUSA TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



         During the three months ended December 31, 1997, the Company recorded an $8,262 gain from the sale of the Surgery Centers. The gain, combined with $3,339 of net income from the operations of the discontinued Surgery Centers during the three months ending September 30, 1997, amounts to $11,601 of income from disposal of discontinued operations for the six-months ended December 31, 1997. During the three and six month periods ending December 31, 1996, the Company recorded income from the surgery centers of $34,110 and $55,868, respectively, which is included in the loss from discontinued operations, net of income taxes.


     Summary operating results of discontinued operations for the medical, commercial, and equipment rental software, the real estate rental, and the surgery center divisions for the three and six month periods ending December 31, 1997 and 1996 are as follows:

                                      Three Months Ending           Six Months Ending
                                      -------------------           -----------------
                                    December 31,  December 31,  December 31,  December 31,
                                        1997          1996          1997          1996
                                        ----          ----          ----          ----
Revenues                            $        0       587,505        77,553     1,136,091
Gross Profit                                 0       306,360        10,630       561,266
Income/(loss) before income taxes            0      (111,375)        3,339      (303,555)
Income tax benefit                           0             0             0             0
                                    ----------    ----------    ----------    ----------

Income/(loss) from discontinued
operations                          $    8,262      (111,375)       11,601      (303,555)
                                    ----------    ----------    ----------    ----------

The remaining assets and liabilities related to the discontinued operations have been separately classified on the balance sheets as net assets (or net liabilities) of discontinued operations. At December 31, 1997, the net assets of discontinued operations totaled $573,745, consisting of $919,193 in receivables from the purchasers of the various discontinued operations less accrued liabilities related to the closure of the medical and commercial software divisions of $345,448.

                            CUSA TECHNOLOGIES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)




(4) Income (loss) per Share
---------------------------

Basic earnings per share (Basic EPS) is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period. Net Income (loss) used in this calculation is reduced (loss is increased) by the dividends paid to preferred stockholders. During each of the three month periods ending December 31, the preferred dividends paid were $30,000. During each of the six month periods ending December 31, the preferred dividends paid were $60,000. Diluted earnings per share (Diluted EPS) is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding during the period as adjusted for dilutive potential common shares.

(5) Contingent Liabilities
--------------------------

The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management and legal counsel, such matters will not have a material effect on the financial position or results of operations of the Company.

(6) Merger
----------

On November 4, 1997 the Company announced the execution of a definitive Agreement and Plan of Merger, which provides for the acquisition of the Company by Fiserv, Inc. (Fiserv) in an all-stock transaction valued at approximately $25 million (the Merger). Under the terms of the agreement Fiserv will acquire all of the outstanding shares of the Company (estimated to number 18,452,000 at the closing) for approximately $1.35 per share, subject to a "holdback" of an amount of Fiserv shares worth approximately $3 million. The "holdback" shares will be placed in escrow in respect of any claims arising from certain contingencies. The transaction will be accounted for as a pooling of interests. The exact number of Fiserv shares to be exchanged for each CUSA share will be determined by dividing approximately $1.35 by the average closing price of Fiserv's common stock during the 20 trading days-ending on the second trading day prior to the effective date of the Merger. The agreement is subject to all normal conditions to closing including receipt of all necessary regulatory consents and the Company's shareholder approval. The obligation of Fiserv to complete the Merger is subject to certain conditions including, but not limited to, the redemption by the Company of the 1994 Series Preferred Stock

In connection with the execution of the definitive agreement, Richard N. Beckstrand (chief executive officer, chairman of the Board of Directors, and principal shareholder, "the Investor"), executed an irrevocable proxy allowing Fiserv the power to vote the Investor's sixty nine percent beneficial ownership in favor of the Merger Agreement.

The Merger is structured as a tax-free reorganization under Section 368(a)(1)(A) and (a)(2)(D) of the Internal Revenue Code of 1986, as amended, and thus will be tax free to the CUSA shareholders. However, if the all stock merger cannot be accounted for as a "pooling of interests," the Merger will be converted from all stock to cash-for-stock and will be taxable to the CUSA shareholders.

As of December 31, 1997, Fiserv and the Company were preparing a joint proxy statement/prospectus to be filed with the Securities and Exchange Commission on Form S-4. It is anticipated that a shareholders meeting will take place and that the merger will be approved and finalized in March of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

In June of 1994, the Company entered into the credit union software business through the acquisition of CUSA, Inc. ("CUSA") and the credit union software division of CUSA's largest distributor. From June of 1994 to July of 1995, the Company acquired most of the distributors of the CUSA software, some of which were distributors of software products in the medical, commercial, and equipment rental markets. In June of 1996, the Company disposed of the business and assets of the Company's medical and commercial software divisions through a sale of assets to Physicians Computer Network, Inc. ("PCN"). In 1997, the Company sold the equipment rental software division and an office rental complex, which was acquired by the Company in June of 1994. During the quarter ending December 31, 1997 the Company also disposed of its surgery center business, which it acquired in 1993 prior to entering the credit union market. With the completion of the divestiture of the medical, commercial, and equipment rental software divisions, the office rental complex, and the surgery center business, the Company will now focus its resources on the development and expansion of its credit union software business. In this item, all references to the "first and second quarters" refer to the first and second quarters of the Company's fiscal year (quarters ended September 30, and December 31, respectively).

On November 4, 1997 the Company and Fiserv Incorporated signed a definitive Agreement and Plan of Merger which provides for the acquisition of the Company by Fiserv. Any statements herein, which refer to plans or intentions for future fiscal years, assume that the Fiserv transaction is not consummated and that CTI continues under current management.


Net revenues
------------

The Company's net revenues increased less than 1 percent from $6,992,486 in the second quarter of 1997 to $7,004,515 in the second quarter of 1998 and increased 7 percent from $12,664,386 in first six months of 1997 to $13,583,037 in the first six months of 1998. Revenues from hardware and software sales increased 8 percent from $2,611,661 in the second quarter of 1997 to $2,830,642 in the second quarter of 1998 and increased 24 percent from $4,297,460 in the first six months of 1997 to $5,324,093 in the first six months of 1998. The increase is the result of additional software sales as credit unions begin to upgrade their systems to prepare for the year 2000 issues. Revenues from support, maintenance and other services decreased 5 percent from $4,380,825 in the second quarter of 1997 to $4,173,873 in the second quarter of 1998 and 1 percent from $8,366,926 in the first six months of 1997 to $8,258,944 in the first six months of 1998. The decrease was due mainly to a decrease in installation and training revenues and sales of the Company's statement processing services. Revenues are derived from computer system sales, hardware maintenance and software support, and the sale of products, which are related to the Company's core computer systems such as statement printing, disaster recovery, and microfiche services.

Gross margin
------------

The hardware and software gross margin increased from 60 percent in the second quarter of 1997 to 64 percent in the second quarter of 1998 and from 59 percent in the first six months of 1997 to 63 percent in the first six months of 1998. In the same periods, the gross margin from support, maintenance and other services revenue remained fairly level. The increases in the hardware and software gross margin are primarily attributable to a shift in the sales mix towards more profitable software sales. Costs of goods sold consist of the cost of hardware and software purchased for resale, the amortization of capitalized software development costs, and the expense of supporting and installing the systems sold.

Product development costs
-------------------------

Product development costs include research and development, system operational error fixes and maintenance software upgrades. As expected, product development costs increased 5 percent from $592,239 in the second quarter of 1997 to $622,087 in the second quarter of 1998 and increased 21 percent from $1,087,728 in the first six months of 1997 to $1,313,240 in the first six months of 1998. The increase reflects the Company's commitment to continue to improve current products and to invest in the development of new products, with an increased emphasis on research and development over capitalized expenditures.

Selling, general and administrative costs
-----------------------------------------

The selling, general, and administrative expenses for the Company decreased 19 percent from $2,429,194 in the second quarter of 1997, to $1,971,292 in the second quarter of 1998 and 24 percent from $4,981,502 in the first six months of 1997 to $3,777,568 in the first six months of 1998. The decreases were due to the reduction, in the first and second quarters of 1997, of general corporate overhead expenses as part of an overall plan by management. Management does not anticipate further reductions in selling, general and administrative costs in the future.

Interest and income tax expense
-------------------------------

Interest income (expense), net decreased 219 percent in the second quarter of 1998 when compared to the second quarter of 1997 and 131 percent in the first six months of 1998 when compared to the first six months of 1997. The decrease was due primarily to a decrease in the average debt outstanding and an increase in cash earning interest income.

Income tax expense was zero in the second quarter of 1998 and 1997 and in the first six months of 1998 and 1997. No tax was recorded due to the use of certain net operating loss tax carry forwards which are available to the Company. Alternative minimum tax expense was considered insignificant and not recorded in any of the periods presented.

Discontinued Operations
-----------------------

The income from the disposal of discontinued operations, net of income taxes reported in the second quarter of 1998 and for the six months ended December 31, 1997, include income from the sale and operations of the discontinued surgery center division. The loss from discontinued operations, net of income taxes, and the loss from disposal of discontinued operations, net of income taxes, reported in the second quarter of 1997 and for the six months ended December 31, 1996, include the medical, commercial, and equipment rental software divisions, the office rental complex division, and the surgery center division. There were no operations or losses recorded in loss from discontinued operations, net of income taxes in the second quarter of 1998 or in the first six months of 1998 related to these divisions. Additional income and/or losses related to the disposed divisions are not anticipated, however no assurance can be given that unexpected costs related to the discontinued divisions will not occur.

The medical, commercial, and equipment rental software divisions and the office rental complex were sold prior to June 30, 1997. Although the decision to sell the surgery center division was made prior to June 30, 1997, the sale was not completed until October 1, 1997. Since June 30, 1997, the activities of each of the discontinued divisions have been recorded in loss from disposal of discontinued operations, net of income taxes in the accompanying consolidated statements of operations.

Capital Resources and Liquidity
-------------------------------

At December 31, 1997, the Company had current assets of $7.4 million and current liabilities of $11.8 million. The current liabilities include $6.0 million of deferred revenue, which primarily represents payments received for services to be provided over the remaining term of software and hardware maintenance contracts (generally one year).

 Losses from operations in 1996 and the first quarter of 1997 caused the Company to be in violation of certain loan covenants with its primary lender and raised concerns among employees, stockholders, and some customers. In order to address these concerns, the board of directors decided to seek equity financing. On January 24, 1997, the Company entered into a Stock Purchase and Sale Agreement (the Agreement), with its Chief Executive Officer, major shareholder, and Chairman of the Board, (the "Investor") whereby it agreed to sell 8,648,649 shares of its common stock, representing 49 percent of the common stock to be outstanding after the completion of the sale, for $8.0 million in cash. In February 1997, the Company received $6.0 million of the purchase price which was used to retire certain current liabilities and long-term debt. The Company anticipates that the remaining $2.0 million will be received in fiscal 1998 which the Company plans to use to redeem the 1994 Series Convertible Preferred Stock. Upon completion of the transaction, the Investor's beneficial ownership interest increased to approximately 66 percent. The transaction was negotiated between the Investor and an independent committee of the board of directors. During the past eighteen months, the Company reduced its total liabilities from $20.3 million at June 1996 to $11.8 million at December 1997.

As part of the overall business plan implemented during 1997, management reduced the overall corporate overhead included in selling, general and administrative expenses $1.2 million from $5.0 million for the first six months of 1997 to $3.8 million for the first six months of 1998. Income from continuing operations increased from a loss of $680,456 for the first six months of 1997 to income of $1,290,572 in the first six months of 1998. In the fiscal year ending June 1998, the Company expects operating results and cash flows to improve as management focuses on the credit union business. The Company believes that cash flow will be sufficient to permit the Company to meet its cash requirements through the up coming year.

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

Each party's obligation to complete the Merger is subject to certain conditions precedent including the affirmative vote of the shareholders of the Company and the effectiveness of a Registration Statement covering the Fiserv shares to be used in the Merger. The obligation of Fiserv to complete the Merger is subject to certain conditions precedent, including but not limited to the redemption by the Company of the 1994 Series Preferred Stock and the completion of the previously approved disposal of the Company's surgery center business unit. (The Surgery Center was disposed of during the quarter ending December 31, 1997).

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

Fiserv is currently preparing a registration statement, including a proxy/prospectus, prepared by the Company, for review by the Securities and Exchange Commission. Following such review, the registration statement will be mailed to each of the Company's shareholders, and a meeting of the shareholders of the Company will be held. A majority vote of the Company's outstanding shares is required for approval. The Company expects the transaction to be completed around the end of March 1998.

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


Dated:  February 17, 1998


CUSA Technologies, Inc.


/s/D. Jeff Peck
------------------------------------------------------
D. Jeff Peck, Principal Accounting Officer